Form 10-Q
period 1996-03-31
REXHALL INDUSTRIES INC
filed 1996-05-20
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



  For Quarter Ended March 31, 1996        Commission file number: 0-17824


                          REXHALL INDUSTRIES, INC.
           (Exact name of Registrant as specified in its charter)


               California                         95-4135907
       (State of Incorporation)     (IRS Employer Identification No.)



           46147 7th Street West, Lancaster  California     93534
          (Address of principal executive offices)      (Zip Code)



                               (805) 726-0565
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports