Form 10-Q/A
period 1996-06-13
REXHALL INDUSTRIES INC
filed 1996-06-13
CIK 850476

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   x    No _____.

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,626,030 as of 5/1/96.

                         REXHALL INDUSTRIES, INC.

                                  INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Balance Sheets at March 31, 1996                          3
     and December 31, 1995

     Statements of Operations for the
     three months ended March 31,1996
     and March 31, 1995                                        4

     Statements of Cash Flows for the
     three months ended March 31, 1996
     and March 31, 1995                                        5

     Notes to Condensed Financial Statements
     as of March 31, 1996                                      6

  Item 2.

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations             7, 8

PART II - OTHER INFORMATION


  Item 6.

  Exhibits and reports on Form 8-K                             8


  Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

  Signatures                                                   9


  Exhibits - Exhibit 11  Computation supporting               10
  earnings per common and common equivalent share amounts

                                               (Audited)         (Unaudited)
                                              December  31          Mar 31
PART I - FINANCIAL INFORMATION                   1995                1996

 Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS

    Assets:

 Current Assets:
    Cash and Short Term Investments          $2,197,000            $1,146,000
    Accounts Receivable                       4,616,000             5,177,000
    Inventories                               9,563,000            10,245,000
    Other Current Assets                         54,000                17,000
    Deferred Income Taxes                       239,000               279,000
    Total Current Assets                     16,669,000            16,864,000
    Property and Equipment - Net              1,648,000             4,081,000
    Other Assets                                  7,000                 7,000

    TOTAL ASSETS                            $18,324,000           $20,952,000

 Liabilities and Shareholders' Equity:

   Current Liabilities:
    Accounts Payable                         $6,111,000            $5,542,000
    Warranty Allowance                          366,000               311,000
    Reserve for Self-Insurance                  203,000               335,000
    Other Accrued Liabilities                   616,000             1,853,000
    Income Taxes Payable                        221,000               227,000
    Total Current Liabilities                 7,517,000             8,268,000
    Deferred Income Tax Liabilities               -0-                    -0-
    Total Liabilities                       $ 7,517,000           $ 8,268,000

   Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at Mar 31,
    1996 and December 31, 1995

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Outstanding 2,626,030 shares
    at May 1, 1996 and 2,501,000
    shares at December 31, 1995             $ 6,619,000             6,461,000
    Retained Earnings                         4,188,000             6,223,000
       Total Shareholders' Equity            10,807,000            12,684,000
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $18,324,000           $20,952,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements
  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)

                                                 Three Months Ended
                                     Mar. 31, 95                  Mar. 31, 96

 Sales                               $ 15,281,000                  15,071,000

 Cost of Sales                         13,109,000                  12,840,000

 Gross Profit                           2,172,000                   2,231,000

 Selling, General, Administrative
 Expenses and Other Expenses            1,410,000                   1,477,000

 Income Before Taxes                      762,000                     754,000

 Income Taxes                             305,000                     293,000

 Net Income                           $   457,000                 $   461,000

 Net Income Per Common Share          $       .18                 $       .18

 Weighted Average Number of
 Common Shares Outstanding             $2,528,000                  $2,606,027


Subsequent Event: Considering the 5% stock dividend paid on 4/17/96, the following reflects Net Income per Common Share

Net Income per Common Share           $       .17               $         .17

Weighted Average Number of Common       2,654,400                   2,736,328
Shares Outstanding

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                                                   1995                1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                       $ 458,000          $ 461,000
Adjustments to reconcile net income to net cash
provided(used)by operating activities:
Depreciation and amortization                       29,000            100,000
(Increase)Decrease in accounts receivable         (424,000)           561,000
(Increase)Decrease in inventories               (2,143,000)           682,000
(Increase)Decrease in other current asset
2,000  Increase(Decrease) in accounts payable    1,323,000           (568,000)
Increase(Decrease) in reserve for self insurance    31,000            132,000
(Decrease) in other current liab. inc. warranty    568,000            (55,000)
Increase in non-current accrued liabilities          -0-                 -0-

Net cash provided(Used) by operating activities   (158,000)         1,315,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment               (145,000)        (2,533,000)
(Increase) in other assets                           -0-                -0-
Disposition of property and equipment                -0-                -0-

Net cash(used) in investing activities            (145,000)        (2,533,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of long-term debt                         -0-              876,000

Repayment of long-term debt                          -0-                6,000

Net cash provided in financing activities          (28,000)           870,000


NET INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (321,000)          (852,000)

BEGINNING CASH AND CASH EQUIVALENTS              2,518,000          1,998,000
ENDING CASH AND CASH EQUIVALENTS               $ 2,197,000        $ 1,146,000

PART I - FINANCIAL INFORMATION

Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements

                               March 31, 1996


 1. The accompanying condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Prior period financial statements have been restated to conform with current period financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for year ended December 31, 1995.

 The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.



 2. Detail of Inventory                  March 31, 1996     December 31,1995

    Raw Material                         $   5,949,000       $   5,486,000
    Work in Process                          1,870,000           1,381,000
    Finished Motorhomes                      2,426,000           2,696,000

     TOTAL                               $  10,245,000       $   9,563,000


 3. Cash in Bank                         $   1,146,000

 Short Term Investments

        TOTAL                             $ 11,391,000

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations


  Results of Operations For the Three Months ended March 31, 1996 and For the Three Months ended March 31, 1995


  Sales - 1996 Compared with 1995

  Sales for the quarter ended March 31, 1996, totalled $15,071,000 as compared to $15,281,000 in 1995. The units sold in 1996 were 274 vs. 294 in 1995.
  Management believes that sales would have been greater for the first quarter of 1996. However, the California plant relocation in January 1996 caused two weeks of non-production, thereby decreasing availability of product.

  Cost of Sales - 1996 compared with 1995
  The Cost of Sales as a percentage of sales for the first quarter of 1996 was 85.2% vs 85.8% in the first Quarter of 1995. The cost of sales percentage for 1996 stayed effectively the same for the like periods.



  Gross Profit - 1996 compared with 1995

  Gross Profit for the first quarter of 1996 increased to 14.8% from 14.2% for the first quarter of 1995. This increase was due mainly to the cost efficiency of the new California plant.

  Selling, General Administrative and Other Expenses - 1996 compared with 1995

  Selling, General Administrative, and Other Expenses increased in the first quarter of 1996 by $67,000. This increase was caused mainly by incentives given to dealers to stimulate sales in a down market and due to miscellaneous expenses. Selling, General Administrative and Other Expenses were 9.8% of Sales in 1996 as compared to 9.2% in the first quarter of 1995.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis or Plan of Operations

  Income before taxes - 1996 compared with 1995

  The decrease in income before taxes in the first quarter of 1996 was due to higher costs as discussed in sections Cost of Sales and Selling, General Administrative and Other Expense above.

  Financial Condition, Capital Resources and Liquidity

  At March 31, 1996, working capital was $8,596,000 as compared to working capital of $9,152,000 at March 31, 1995.

  At present, the Company has a $2,000,000 line of credit with Wells Fargo Bank which can be used for working capital purposes. At March 31, 1996, the company had used $220,000 under this line of credit to obtain a Letter of Credit permitting the company to remain self-insured for Workers' Compensation.

  Management believes that internally generated funds, cash on hand, and borrowing available under its line of credit will be sufficient for the Company's cash needs for the next twelve months.

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

  Exhibits

 a) Exhibit 11.   Computation supporting earnings per common and common
 equivalent share amounts.

 b) Reports on Form 8-K.   No reports on Form 8-K have been filed during the
 quarter for which this report is filed.

                           REXHALL INDUSTRIES, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  REXHALL INDUSTRIES, INC. by
  (Registrant)

Date:  May 15, 1996                 /S/William J. Rex
                                   William J. Rex
                                   Chairman, President and
                                   Chief Executive Officer

Date:  May 15, 1996                 /S/Carmen Ignacio
                                   Carmen Ignacio
                                   Controller

Exhibit 11.

  Computation Supporting Earnings per Common Share

                                                  First Quarter

                                              1995               1996

  Net Income                             $   457,000       $    461,000
  Weighted Average Number of Common        2,528,000          2,606,027
  Shares Outstanding

  Earnings per Share                     $       .18         $      .18



  Subsequent Event: Considering the 5% stock dividend paid on 4/17/96, the following reflects Net Income per Common Share

                                                 First Quarter

                                              1995              1996

  Net Income                            $   457,000        $   461,000

  Net Income per Common Share           $       .17        $       .17

  Weighted Average Number of Common       2,654,400          2,736,328
  Shares Outstanding