Form 10-Q/A
period 1996-03-31
REXHALL INDUSTRIES INC
filed 1996-06-19
CIK 850476

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

 Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS


 Assets:

 Current Assets:
    Cash and Short Term Investments          $1,998,000            $1,146,000
    Accounts Receivable                       5,063,000             5,177,000
    Inventories                               8,651,000            10,245,000
    Other Current Assets                        163,000                17,000
    Deferred Income Taxes                       286,000               279,000
    Total Current Assets                     16,161,000            16,864,000
    Property and Equipment - Net              3,807,000             4,081,000
    Other Assets                                  7,000                 7,000

    TOTAL ASSETS                            $19,975,000           $20,952,000

 Liabilities and Shareholders' Equity:

   Current Liabilities:
    Accounts Payable                         $5,747,000            $5,542,000
    Warranty Allowance                          311,000               311,000
    Reserve for Self-Insurance                  365,000               335,000
    Other Accrued Liabilities                   469,000             1,853,000
    Income Taxes Payable                          -0-                 227,000
    Total Current Liabilities                 6,892,000             8,268,000
    Deferred Income Tax Liabilities               6,000                  -0-
    Long Term Debt                              852,000                  -0-
    Total Liabilities                       $ 7,750,000           $ 8,268,000

   Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at Mar 31,
    1996 and December 31, 1995

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Outstanding 2,626,030 shares
    at May 1, 1996 and 2,501,000
    shares at December 31, 1995             $ 6,461,000             6,461,000
    Retained Earnings                         5,764,000             6,223,000
       Total Shareholders' Equity            12,225,000            12,684,000
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $19,975,000           $20,952,000

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

 The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.



 2. Detail of Inventory                  March 31, 1996     December 31,1995

    Raw Material                         $   5,949,000       $   4,412,000
    Work in Process                          1,870,000           1,459,000
    Finished Motorhomes                      2,426,000           2,780,000

     TOTAL                               $  10,245,000       $   8,651,000


 3. Cash in Bank                         $   1,146,000

 Short Term Investments

        TOTAL                             $ 11,391,000

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

  REXHALL INDUSTRIES, INC. by
  (Registrant)

Date:  June 18, 1996               /S/William J. Rex
(Amends May 15, 1996 filing)       William J. Rex
                                   Chairman, President and
                                   Chief Executive Officer

Date:  June 18, 1996                /S/Carmen Ignacio
(Amends May 15, 1996 filing)       Carmen Ignacio
                                   Controller

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