Form 10-Q/A
period 1996-03-31
REXHALL INDUSTRIES INC
filed 1996-06-28
CIK 850476

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

 b)  Exhibit 27.  SEC Financial Data Sheet

 c) Reports on Form 8-K.   No reports on Form 8-K have been filed during the
 quarter for which this report is filed.

                           REXHALL INDUSTRIES, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  REXHALL INDUSTRIES, INC. by
  (Registrant)

Date:  June 28, 1996               /S/William J. Rex
(Amends May 15, 1996 filing and    William J. Rex
includes exhibit 27)               Chairman, President and
                                   Chief Executive Officer

Date:  June 28, 1996                /S/Carmen Ignacio
(Amends May 15, 1996 filing and    Carmen Ignacio
includes exhibit 27)               Controller

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