Form 10-Q
period 1996-06-30
REXHALL INDUSTRIES INC
filed 1996-08-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



   For Quarter Ended June 30, 1996        Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,636,030 as of 8/1/1996.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Condensed Balance Sheets at June 30, 1996                  3
     and December 31, 1995

     Condensed Statements of Operations for the
     three and six months ended June 30,1996
     and June 30, 1995                                       4, 5

     Condensed Statements of Cash Flows (unaudited)
     for the six months ended June 30, 1996
     and June 30, 1995                                          6

     Notes to Condensed Financial Statements
     as of June 30, 1996                                        7

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations           8, 9

PART II - OTHER INFORMATION


  Item 6.

  Exhibits and reports on Form 8-K                              9


     Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

  Signatures                                                   10


  Exhibits

     Exhibit 11 - Computation supporting                       11
     earnings per common and common equivalent share amounts

     Exhibit 27 - Financial Data Sheet Submitted via Edgar
     Electronic Filing System                                  12

                                            (Audited)            (Unaudited)
                                         December  31                June 30
PART I - FINANCIAL INFORMATION                   1995                   1996

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS

  Assets:

  Current Assets
    Cash and Short Term Investments        $1,998,000            $   624,000
    Accounts Receivable                     5,063,000              5,565,000
    Inventories                             8,651,000             12,688,000
    Other Current Assets                      163,000                 36,000
    Deferred Income Taxes                     286,000                279,000
     Total Current Assets                  16,161,000             19,192,000
  Property and Equipment - Net              3,807,000              4,197,000
  Other Assets                                  7,000                  7,000

        TOTAL ASSETS                      $19,975,000            $23,396,000

  Liabilities and Shareholders' Equity:

  Current Liabilities
    Accounts Payable                       $5,747,000            $ 7,720,000
    Warranty Allowance                        311,000                206,000
    Reserve for Self-Insurance                365,000                380,000
    Other Accrued Liabilities                 445,000                667,000
    Income Taxes Payable                          -0-                 14,000
    Current Portion of Long Term Debt          24,000                 24,000
     Total Current Liabilities              6,892,000              9,011,000
    Deferred Income Tax Liabilities             6,000                   -0-
    Long Term Debt                            852,000                840,000
    Total Liabilities                     $ 7,750,000            $ 9,851,000

  Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at June 30,
    1996 and December 31, 1995

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Outstanding 2,636,030 shares
    at 6/30/1996 and 2,501,000
    shares at December 31, 1995           $ 6,461,000              6,493,000
    Retained Earnings                       5,764,000              7,052,000
       Total Shareholders' Equity          12,225,000             13,545,000
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY               $19,975,000           $ 23,396,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                Three Months Ended

                                       June 30, 1995        June 30, 1996

Sales                                   $ 15,277,000         $ 18,780,000

Cost of Sales                             12,876,000           15,543,000

Gross Profit                               2,401,000            3,237,000

Selling, General, Administrative
Expenses and Other Expenses                1,354,000            1,843,000

Income Before Taxes                        1,047,000            1,394,000

Income Taxes                                 419,000              566,000

Net Income                               $   628,000        $     828,000

Net Income Per Common Share              $       .24(1)     $         .31
Weighted Average Number of
Common Shares Outstanding (primary)      $ 2,626,050(2)       $ 2,712,918


(1) Net income per common share originally reported as .25. However, considering the 5% stock dividend paid on 4/17/96, the figure has been adjusted to reflect the dividend in order to equitably compare like quarters.

(2) Weighted average number of common shares outstanding was originally reported as 2,501,000. Considering the 4/17/96 5% dividend, the number indicated above reflects such dividend.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)

                                                    Six Months Ended

                                         June 30, 1995        June 30, 1996

Sales                                     $ 30,558,000         $ 33,851,000

Cost of Sales                               25,985,000           28,383,000

Gross Profit                                 4,573,000            5,468,000

Selling, General, Administrative
Expenses and Other Expenses                  2,764,000            3,320,000

Income Before Taxes                          1,809,000            2,148,000

Income Taxes                                   724,000              859,000

Net Income                                 $ 1,085,000          $ 1,289,000

Net Income Per Common Share                 $      .41(1)       $       .48

Weighted Average Number of
Common Shares Outstanding                  $ 2,626,050(2)       $ 2,712,918
(Primary)


(1) Net income per common share originally reported as .43. However, considering the 5% stock dividend paid on 4/17/96, the figure has been adjusted to reflect the dividend in order to equitably compare like quarters.

(2) Weighted average number of common shares outstanding was originally reported as 2,501,000. Considering the 4/17/96 5% dividend, the number indicated above reflects such dividend.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
  FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996



                                                      1995          1996
CASH FLOWS FROM OPERATING ACTIVITIES:


Net Income                                       $ 1,085,000    $ 1,289,000
Adjustments to reconcile net income to net cash
  provided(used by) operating activities:
Depreciation and amortization                         59,000        102,000
Decrease(Increase) in accounts receivable            339,000       (502,000)
Increase in inventories                           (4,256,000)    (4,037,000)
Decrease in other current assets                      63,000        134,000
Increase in accounts payable                       1,489,000      1,973,000
Increase in reserve for self insurance                78,000         15,000
Decrease(Increase)in other current
 liab. inc. warranty                                 355,000       (106,000)
Increase in non-current accrued liabilities              -0-        242,000

Net cash used by operating activities               (788,000)      (890,000)


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                 (376,000)      (504,000)

Net cash used in investing activities               (376,000)      (504,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
(Repurchase) Issuance of Common Stock               (141,000)        32,000
Repayment of long-term debt                              -0-        (12,000)
Net cash(used in) provided by financing activities  (141,000)        20,000


NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                      (1,305,000)    (1,374,000)


BEGINNING CASH AND CASH EQUIVALENTS                2,518,000      1,998,000
ENDING CASH AND CASH EQUIVALENTS                 $ 1,213,000    $   624,000

PART I - FINANCIAL INFORMATION

  Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements

                                June 30, 1996

 1. The accompanying condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Prior period financial statements have been restated to conform with current period financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for year ended December 31, 1995.

The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.

 2. Detail of Inventory                  December 31, 1995     June 30, 1996

    Raw Material                          $    4,412,000       $   6,915,000
    Work in Process                            1,459,000           1,970,000
    Finished Motorhomes                        2,780,000           3,803,000

        TOTAL                             $    8,651,000        $ 12,688,000


 3. Cash in Bank                          $    1,998,000             624,000

        TOTAL                             $    1,998,000       $     624,000

 4. On 4/17/96 the Board of Directors approved and issued a 5% common stock divided to owners of record as of April 3, 1996. The earnings per share data has been adjusted in order to equitably compare like quarters.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations


  Results of Operations

  Sales - 2nd Quarter 1996 Compared with 2nd Quarter 1995

  Sales for the quarter ended June 30, 1996, totaled $18,780,000 as compared to $15,277,000 in 1995. The units sold in 1996 were 336 vs. 290 in 1995.
  The growing dealership network combined with an increase in sales associated with the Elkhart Indiana plant account for the greater sales revenue.


  Cost of Sales - 2nd Quarter 1996 compared with 2nd Quarter 1995

  The Cost of Sales as a percentage of sales for the second quarter of 1996 was 82.7% vs 84.3% in the second Quarter of 1995. This 1.6% reduction is chiefly associated with the cost of parts. Management is continually negotiating with its vendors to secure better prices as the production volume increases.


  Gross Profit - 2nd Quarter 1996 compared with 2nd Quarter 1995

  Gross Profit for the second quarter of 1996 increased to 17.2% from 15.7% for the second quarter of 1995. Management believes that the increase in gross profit can be attributed to two key factors: 1) the increase in quantity of motorhomes produced provided greater efficiency; 2) Rexhall having no long term debt on its production facilities aided in keeping manufacturing cost down.


  Selling, General Administrative and Other Expenses - 2nd Quarter 1996 compared with 2nd Quarter 1995

  Selling, General Administrative and Other Expenses were 9.8% of Sales in 1996 as compared to 8.9% in the second quarter of 1995. The expenses associated with sales commissions, advertising, and fees for litigation were major factors involved in the increased expense.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis or Plan of Operations

  Financial Condition, Capital Resources and Liquidity

  At June 30, 1996, working capital was $10,181,000 as compared to working capital of $9,269,000 at December 31, 1995.

  At present, the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. At June 30, 1996, the company had used $401,000 under this line of credit to obtain a stand-by Letter of Credit permitting the company to remain self-insured for Workers' Compensation. The $3,500,000 line replaced the $2,000,000 credit line it maintained with Wells Fargo Bank.

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

 c) Exhibit 27. Financial data sheet submitted to SEC via Edgar Electronic Filing System.

                          REXHALL INDUSTRIES, INC.


                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   REXHALL INDUSTRIES, INC. by
                                            (Registrant)




Date: August 14,1996
                                   William J. Rex
                                   Chairman, President and
                                   Chief Executive Officer




Date: August 14, 1996
                                   Carmen Ignacio
                                   Controller

Exhibit 11.



  Computation Supporting Earnings per Common Share



                                                        Second Quarter

                                                  1995                1996

  Net Income                                $   628,000          $   828,000
  Weighted Average Number of Common
  Shares Outstanding (primary)                2,626,050(1)         2,712,918

  Earnings per Share                        $       .24          $       .31



 (1) Originally reported as 2,501,000 shares outstanding and earnings per share to be at .25. However, considering the 5% stock dividend paid on 4/17/96, the figures have been adjusted to reflect the dividend in order to equitably compare like quarters.