Form 10-Q/A
period 1996-09-30
REXHALL INDUSTRIES INC
filed 1996-11-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



For Quarterly Period Ended September 30, 1996 Commission file number: 0-17824


                          REXHALL INDUSTRIES, INC.
           (Exact name of Registrant as specified in its charter)


               California                         95-4135907
       (State of Incorporation)     (IRS Employer Identification No.)



           46147 7th Street West, Lancaster, California     93534
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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,636,030 as of 9/30/96.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Condensed Balance Sheets at September 30, 1996 (unaudited)    3
     and December 31, 1995

     Condensed Statements of Operations for the
     three and nine months ended September 30,1996 (unaudited)
     and September 30, 1995 (unaudited)                           4, 5

     Condensed Statements of Cash Flows for the
     nine months ended September 30, 1996 (unaudited)
     and September 30, 1995 (unaudited)                             6

     Notes to Condensed Financial Statements
     as of September 30, 1996 (unaudited)                           7

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                8, 9

PART II - OTHER INFORMATION

  Item 6.

  Exhibits and Reports on Form 8-K                                 10

     Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed

  Signatures                                                       10

  Exhibits

     Exhibit 11 - Computation supporting earnings
     per common and common equivalent share amount                 11

     Exhibit 27 - Financial Data Sheet Submitted via Edgar
     Electronic Filing System                                     12

                                                  (Audited)     (Unaudited)
                                                  December  31  September 30
PART I - FINANCIAL INFORMATION                       1995           1996

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS
  Assets:
  Current Assets
    Cash                                           $1,998,000    $  373,000
    Accounts Receivable                             5,063,000     5,795,000
    Inventories                                     8,651,000    14,097,000
    Other Current Assets                              163,000        45,000
    Deferred Income Taxes                             286,000       279,000
     Total Current Assets                          16,161,000    20,589,000
  Property and Equipment - Net                      3,807,000     4,480,000
  Other Assets                                          7,000         7,000
        TOTAL ASSETS                              $19,975,000   $25,076,000

  Liabilities and Shareholders' Equity:

  Current Liabilities
    Accounts Payable                               $5,747,000    $9,227,000
    Warranty Allowance                                311,000       158,000
    Reserve for Self-Insurance                        365,000       327,000
    Other Accrued Liabilities                         445,000       504,000
    Current Portion of long-term debt                  24,000        24,000
     Total Current Liabilities                      6,892,000    10,240,000
    Deferred Income Tax Liabilities                     6,000           -0-
    Long-term debt                                    852,000       832,000
     Total Liabilities                              7,750,000    11,072,000

  Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at September 30,
    1996 and December 31, 1995

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Issued & outstanding 2,636,030 shares
    at Sept. 30, 1996 and 2,501,000
    shares at December 31, 1995                     6,461,000     6,479,000
    Retained Earnings                               5,764,000     7,525,000
       Total Shareholders' Equity                  12,225,000    14,004,000
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                       $19,975,000   $25,076,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)




                                                    Three Months Ended
                                              Sept. 30, 1995   Sept. 30, 1996

Sales                                           $15,509,000      $17,431,000

Cost of Sales                                    13,513,000       15,008,000

Gross Profit                                      1,996,000        2,423,000

Selling, General, Administrative
Expenses and Other Expenses                       1,176,000        1,628,000

Income Before Taxes                                 820,000          795,000

Income Taxes                                        328,000          318,000

Net Income                                          492,000          477,000

Net Income Per Common Share                      $      .19(1)    $      .18

Weighted Average Number of
Common Shares Outstanding (primary)               2,636,050(2)     2,723,619

1) Net income per common share originally reported as .20. However, considering the 5% stock dividend paid on 4/17/96, the figure has been adjusted to reflect the divided in order to equitably compare like quarters.

2) Weighted average number of common shares outstanding was originally reported as 2,501,000. Considering the 4/17/96 5% dividend, the number indicated above reflects such dividend.

page>


PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)



                                                   Nine Months Ended
                                           Sept. 30, 1995    Sept. 30, 1996

Sales                                       $ 46,067,000       $51,281,000

Cost of Sales                                 39,498,000        43,391,000

Gross Profit                                   6,569,000         7,890,000

Selling, General, Administrative
Expenses and Other Expenses                    3,939,000         4,947,000

Income Before Taxes                            2,630,000         2,943,000

Income Taxes                                   1,052,000         1,177,000

Net Income                                    $1,578,000        $1,766,000

Net Income Per Common Share                   $      .60(1)     $      .65

Weighted Average Number of
Common Shares Outstanding                      2,636,050(2)      2,723,619

1) Net income per common share originally reported as .63. However, considering the 5% stock dividend paid on 4/17/96, the figure has been adjusted to reflect the dividend in order to equitably compare like quarters.

2) Weighted average number of common shares outstanding was originally reported as 2,501,000. Considering the 4/17/96 5% dividend, the number indicated above reflects such dividend.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 (unaudited)

                                                    1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                       $ 1,578,000     $ 1,762,000
Adjustments to reconcile net income to net cash
  provided(used)by operating activities:
Depreciation and amortization                         56,000         102,000
(Increase) in accounts receivable                   (209,000)       (732,000)
(Increase) in inventories                         (1,775,000)     (5,446,000)
Increase(Decrease) in other current assets            60,000         (32,000)
(Decrease)Increase in accounts payable              (104,000)      3,480,000
Increase(Decrease) in reserve for self insurance      81,000         (38,000)
Increase (Decrease) in reserve for warranty           45,000        (106,000)
Increase in other current liabilities                118,000         242,000
Net cash used by operating activities               (150,000)       (768,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                 (928,000)       (855,000)

Net cash used in investing activities               (928,000)       (855,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

(Repurchase)Issuance of Common Stock                (185,000)         18,000
Repayment of long-term debt                              -0-         (20,000)

Net cash used in financing activities               (185,000)         (2,000)


NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                      (1,263,000)     (1,625,000)

BEGINNING CASH                                     2,518,000       1,998,000
ENDING CASH                                     $  1,255,000     $   373,000

PART I - FINANCIAL INFORMATION

  Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements
                                (Unaudited)
                             September 30, 1996



 1. The accompanying condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Prior period financial statements have been reclassified to conform with current period financial statement presentation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.



 2. Detail of Inventory                December 31, 1995   September 30, 1996
                                            (Audited)          (Unaudited)
    Raw Material                          $  4,412,000        $  8,677,000
    Work in Process                          1,459,000           1,608,000
    Finished Motorhomes                      2,780,000           3,812,000

    TOTAL                                 $  8,651,000        $ 14,097,000


3. On 4/17/96 the Board of Directors approved and issued a 5% common stock dividend to owners of record as of April 3, 1996. The earnings per share data has been adjusted in order to equitably compare like quarters.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations


  Results of Operations


  Sales - 3rd Quarter 1996 Compared with 1995 3rd Quarter

 Sales for the quarter ended September 30, 1996, totaled $17,431,000 as compared to $15,509,000 for the quarter ended September 30, 1995. The units sold in 1996 were 312 vs. 292 in 1995. Management believes that the increase in Sales is primarily due to continued expansion of Rexhall's dealer network, as well as the increased awareness of both dealers and customers to Rexhall's uniqueness with respect to manufacturing process, quality of materials and an ongoing product improvement and refinements.

  Gross Profit - 1996 3rd Quarter compared with 1995 3rd Quarter

 Gross Profit for the 3rd quarter of 1996 increased to 13.9% from 12.9% for the 3rd quarter of 1995. This increase was primarily due to the new California facility, which lowered factory overhead.

  Selling, General Administrative and Other Expenses - 3rd Quarter 1996 compared with 1995 3rd Quarter

 Selling, General Administrative and Other Expenses were 9.3% of Sales in 1996 as compared to 7.6% in the 3rd quarter of 1995. Increase in expenses are attributed to interest reimbursements to dealers, spiffs to dealers' sales people, sales commission, show rental expenses and legal fees for litigation.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Result of Operations.

  Financial Condition, Capital Resources and Liquidity

 At September 30, 1996, working capital was $10,349,000 as compared to working capital of $9,379,000 at December 31, 1995.


 At present, the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. On September 30, 1996, the company had used $401,000 under this line of credit to obtain a Letter of Credit permitting the company to remain self-insured for Workers' Compensation. The $3,500,000 line replaced the $2,000,000 credit line we maintained with Wells Fargo Bank.

 Under the third quarter market conditions, the company decided to borrow against its line of credit an additional $1,500,000 to maintain inventory levels. This short term liability was indemnified in the beginning of the 4th quarter. 1996 cash acquisitions which include the purchase and building of the new California facilities and purchase of the Indiana R.V. Service Center, along with increased inventory level have led to a temporary use of the credit line.

 Management believes that inventory reduction will start with the largest R.V. trade show in Louisville, Kentucky coupled with on going dealers expansion. Notably, Rexhall's current ratio of assets to liabilities remain an impressive 2 to 1.

PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

 a) Exhibit 11.   Statement re:computation of per share earnings.

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



                                 REXHALL INDUSTRIES, INC. by
                                         (Registrant)







Date:  November 14, 1996      /S/William J. Rex
                              William J. Rex
                              Chairman, President and
                              Chief Executive Officer

Date:  November 14, 1996      /S/Carmen Ignacio
                              Carmen Ignacio
                              Controller

<page


Exhibit 11.


  Computation Supporting Earnings per Common Share



                                            Third Quarter

                                         1995            1996

  Net Income (Loss)                  $   492,000    $   477,000
  Weighted Average Number of
  Shares Outstanding                   2,636,050(1)   2,723,619

  Earnings (Loss) per Share           $      .19    $       .18


(1) Originally reported as 2,501,000 shares outstanding and earnings per share to be at .20. However, considering the 5% stock dividend paid on 4/17/96, the figures have been adjusted to reflect the divided in order to equitably compare like quarters.