Form 10-K
period 1996-12-31
REXHALL INDUSTRIES INC
filed 1997-04-15
CIK 850476

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 --------
                                 FORM 10-K
(Mark One)
[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

               For the fiscal year ended December 31, 1996
                                    OR
[ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
                             (No fee required)

           For the Transition period from    to

                      Commission file number: 0-10067
                    ___________________________________
                         REXHALL INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

        California                                    95-4135907
(State or other jurisdiction of            (IRS Employer Identification
No.)   Incorporation or organization)

                           46147 7th Street West
                           Lancaster, CA  93534
                 (Address of principal executive offices)

    Registrant's telephone number, including area code:  (805) 726-0565

     Securities registered pursuant to Section 12(b) of the Act:  None

      Name of each exchange on which registered:  NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of April 11, 1997 the aggregate market value of voting stock held by
non-affiliates was approximately $7,498,294.   Shares of common stock held
by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. Total shares of common stock held by those deemed to be affiliates at April 11, 1997 totaled 1,303,000. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of April 11, 1997 there were 2,636,030 shares of the Registrant's common stock outstanding.

                             PART I
Item 1. Business

     Rexhall Industries, Inc. (the "Company") designs, manufactures and sells Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities.

     The Company began operations in July 1986 as a general partnership and conducted business activities in that form until December 31, 1986, when the assets and business of the partnership were contributed to Rexhall Industries, Inc., a California corporation, which assumed the liabilities of the partnership. Rexhall Industries, Inc. was incorporated in June 1986 and, except for organizational activities, conducted no operations until January 1, 1987. In June 1989, the Company completed an initial public offering of 1,150,000 shares of Common Stock (including 150,000 sold upon exercise of the underwriters' over-allotment option). As used herein, the "Company" refers to Rexhall Industries, Inc. and the predecessor partnership.

     The Company operates out of two main production facilities located in Lancaster, California and Elkhart, Indiana (See Item 2. Properties). The Company's corporate offices are located at its Lancaster facility.


Class A Motorhomes

     Based upon industry standards established by the Recreation Vehicle Industry Association ("RVIA"), the Company manufactures certain product lines classified as conventional or class A motorhomes.

     Conventional or class A motorhomes are self-powered vehicles built on a motor vehicle chassis, with engine and drive train components which are supplied by a motor vehicle manufacturer (i.e. Ford, GM, Spartan, and Freightliner). The interior of the vehicle typically includes a driver's area, kitchen, bathroom, dining and sleeping areas. Class A motorhomes are self-contained with their own lighting, heating, cooking and refrigeration facilities, waste disposal and water storage tanks, permitting occupancy without requiring connection to utilities. While not designed or intended as permanent housing, Class A motorhomes do provide comfortable living quarters for short periods, particularly for people interested in travel and outdoor recreational activities.

     Class A motorhomes are different from mobile homes, which are manufactured housing designed for permanent or semi-permanent residential dwelling and, although movable, are not used for transportation. Class
A motorhomes are also different from other recreational vehicles, such as class B van campers, which are smaller than, and do not provide all of the features that typically are standard on, Class A motorhomes; Class C mini-low profile and compact motorhomes, which are built on a van or small truck chassis that is supplied with an engine and finished cab section and are differentiated by size; and travel trailers, which are non-motorized vehicles designed to be towed by automobiles, pick-up trucks and vans, and generally by law may not be used as living quarters unless stationary. Travel trailers are further classified as conventional, fifth wheel and park trailers and generally are differentiated by the method and vehicle employed for towing, size configuration and use. Other recreational vehicle categories include folding camping trailers, truck campers and van conversions.

     As Class A motorhomes are self-contained with kitchen, bathroom facilities and sleeping quarters, it is eligible to be treated as a "qualified residence" under the Internal Revenue Code of 1986, as amended. Thus, as in the case of other recreational vehicles suitable for overnight use, a purchaser may generally deduct interest on debt incurred to acquire a Class A motorhome provided the purchaser designates and uses it as one of no more than two residences and otherwise meets the requirements of the Internal Revenue Code of 1986.

Industry

     The following table sets forth comparisons of units and dollar sales of all recreational vehicles and Class A motorhomes in the United States (Industry source is the RV Market Report, Annual Review 1996 published January 1997 by the Recreation Vehicle Industry Association in Reston, Virginia) compared with units and dollar sales of the Company during the years ended December 31, 1994, 1995 and 1996:


                                    % Change                   % Change
                   Unit             From Prior    Revenues    From Prior
                   Sales               Year         (000)        Year

Total Recreational Vehicles
     1996         466,800            (1.8)%     10,081,182       +2.1%
     1995         475,200            (8.4)%      9,877,624      (0.8)%
     1994         518,800            +20.8%      9,962,000       +3.9%

Class A Motorhomes
     1996           36,500           +10.6%      2,305,788       +5.3%
     1995           33,000          (11.5)%      2,189,913       +7.1%
     1994           37,300           +16.9%      2,044,000       +2.4%

Rexhall Industries, Inc.
     1996            1,170            +2.4%         64,959       +7.0%
     1995            1,143           +15.1%         60,709      +21.2%
     1994              993           +58.4%         50,090      +65.8%

     The typical owner of a Class A motorhome is 60 years old, married, has no children living at home and has an annual household income of $40,000 to $45,000. Recreational vehicle ownership growth in the 1980's was greatest among head of household, ages 55 or older. Based on these statistics, the Company believes that, in the long term, the recreational vehicle industry has the potential to expand as post-war "baby boomers" begin reaching their fifties.


The Company's Motorhomes

     The Company's motorhomes are built with attention to quality. The materials used by the Company in constructing its motorhomes are commonly found on more expensive models and, in the opinion of management, generally are superior to those found on motorhomes in the same price range as the Company's motorhomes. The Company uses only steel, as opposed to wood or aluminum, in framing its steel cage. The Company uses a gel coated, high gloss, one-piece fiberglass for the sidewalls, front cap, rear cap and roof, giving the look of a more expensive motorhome and eliminating many of the seams commonly found in most motorhomes. Additionally, fiberglass generally allows easier repair of collision marks and scrapes as opposed to aluminum, the other materials commonly used in sidewall construction. For insulation, the Company uses polyurethane foam and polystyrene.

     The Company's motorhomes are also built with attention to aerodynamics. Each motorhome has a streamlined bus-front cap that tapers to a width broader at the junction with the sidewalls than at the leading edge of the nose. That styling, coupled with rounded corners throughout the coach, permits a smoother ride, particularly in high winds or when the motorhome is passed by large trucks and trailers.

     The Company currently offers four lines of Class A motorhomes. The Class A product lines are Aerbus, Rexair, Rollsair, and Vision.

     The Company's Class A line offers many models and floor plans with multiple decors. These various models come with the following chassis and engine types (See Item 1. Raw Materials and Chassis.):

          - Ford chassis with a 460 CID (7.5 liter) electronic fuel injection engine
          - Chevrolet chassis with a 454 CID (7.4 liter) engine and the new Vortec engine
          - Spartan or Freightliner chassis with Cummins 250, 275 or 300 HP diesel pusher

     Models range in size from an overall length of approximately 24 feet to approximately 38 feet with a wheel base average of 158 inches to 228 inches. All models have an overall maximum width of eight and one half feet (102" Wide body) with a height (with air conditioner) of approximately 11 feet.

     In addition to size or chassis, Rexair, Aerbus, Rollsair, and Vision models are differentiated exterior graphics and some floor plan and sleeping accommodations. Depending on the model, a Rexair, Aerbus, Rollsair, and Vision motorhome are equipped to sleep four to six adults comfortably. Standard features and equipment on all Rexhall models include 75 or 80 gallon gas tank (depending on chassis and model), halogen headlights, dash air conditioning, double door flush mounted refrigerator/freezer, three burner range with automatic pilot and optional conventional oven, radial tires, stabilizing air bags, 30,000 B.T.U. furnace, day/night shades and extra large batteries mounted on a slide-out tray for easy access and service. Additional standard equipment includes a television, television antenna, AM/FM stereo radio with cassette player, auxiliary power generators, convection microwave oven, roof air conditioners, and video tape player. Optional equipment include leak detector for propane, back up camera, washer and dryer, hydraulic leveling jacks, electric and heated mirrors, 50 AMP service, ice maker and power entry step for easier entry into the motorhome, some models may vary in standard equipment.

     Suggested retail prices of Rexair, Aerbus, or Rollsair models with standard equipment range from approximately $76,500 to $150,000 (diesel models) and fully equipped with all available options from approximately $91,500 to $165,000. Suggested retail prices for the Vision models (entry level) with standard equipment range from approximately $61,500 to $64,500 (add $4,000 for available options).


Specialty Vehicles

     In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users, such as mobile testing by a health care provider, command units by a police department and Canadian fire department, post office facilities by the United States Postal Service and classrooms by a school district. During 1994, 1995, and 1996, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no plans to phase out its specialty vehicle business, it anticipates that such business will constitute a low percentage of the Company's overall revenues in the future.


Production

     The Company's manufacturing facilities have been designed to permit production of motorhomes on an assembly-line basis. At the beginning of the line and in an effort to achieve uniformity, a partial steel cage is pre-assembled by the Company on a jig. The steel cage is welded together on the jig and then welded to a wall that is welded directly to the chassis to form what the Company terms a "uni-body" design. Steel outriggers are welded in place to support floor and basement storage compartments.

     Seamless gel coated fiberglass is vacuum bonded to a steel frame to form the exterior walls; additionally, the roof wall is vacuum bonded.
When all the exterior walls are in place, polyurethane foam insulation is sprayed inside the ceiling radius to fill voids and further bond the exterior shell to the frame. Exterior doors and interior paneling complete the basic construction. Vehicle components, cabinet work, auxiliary power units, appliances, plumbing fixtures, floor coverings, window treatments, hardware, furniture and furnishings are then added. Vehicle components, power units, appliances, plumbing fixtures, floor coverings, hardware and most furnishings are purchased in finished form from various suppliers, none of which are a sole source.

     The California plant manufactures its own driver's door, compartment doors, grills, bumpers, cabinet work, draperies, fiberglass parts and also makes some of the furniture used in its motorhomes. The Elkhart plant also manufacturers many of its parts however does not produce its own fiberglass parts, and must rely on the California facility to produce its driver's doors.

     The Company plans to continue this practice of producing many of the components and certain of the production equipment used in the manufacturing of its motorhomes as long as such practice is practical and results in cost savings.

     The Company operated one production shift at two facilities producing an average of 103 units (73 in Calif; 31 in Indiana) per month during 1996. Total gross units produced between both plants in 1996, was 1,245 units (875 in Calif; 370 in Indiana). At December 31, 1996, maximum production capacity utilizing existing facilities is estimated at 250 units per month. Unit production increases can be achieved at relatively low cost on the existing production shift by increasing the number of production employees at both facilities (See Item 2. Properties).


Raw Materials and Chassis

     The principal raw materials used in the manufacturing process are steel, fiberglass, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

     The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front engine chassis from Ford Motor Company and Chevrolet Motor Division (GM Corporation). Rear engine pushers are purchased from Spartan Motors, and Freightliner under separate arrangements. The Company acquires Ford and GM products under converters agreement which are used by the Company to purchase the chassis with financing provided by the supplier's affiliates. The financing provided to obtain chassis under the converter agreements bear interest at the rate prime plus 1% for both lenders (9.25% at December 31, 1996) and is secured by the Company's assets. Upon starting production of the motorhome, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. The rear engine diesel chassis from Freightliner and Spartan each have net 30 day terms. Approximately 96.5% of all chassis are purchased from Ford and GM.

     As is standard in the industry, arrangements with chassis suppliers provide that either the Company or the chassis supplier may terminate their relationship at any time. To date, the Company has not experienced any substantial shortages of chassis. The recreational vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. If either or both of the Company's suppliers were to discontinue the manufacturing of motorhome chassis, materially reduce their availability to the recreational vehicle industry in general, limit or terminate their availability to the Company, the Company could be adversely affected.


Sales and Distribution

     Sales are usually made to dealers on either a C.O.D. basis or on terms requiring payments within ten days or less of the dealer's receipt of the unit.

     Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed.

     The Company's liability under the repurchase agreements is limited to the total unpaid balance (including interest and other charges) owed to the lending institution by reason of its extension of credit to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments. At December 31, 1995 and 1996 the Company's contingent liability was approximately $13,750,000 and $17,528,000 respectively. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal. However, in 1996, the Company repurchased motorhomes at a cost of over $5,000,000, not required under the repurchase agreements, which were resold at a loss. These repurchases related primarily to operating matters at the Indiana facility.


Advertising and Promotion

     The Company advertises its motorhomes to consumers in recreational vehicle magazines and to dealers in trade publications and also uses point-of-purchase promotional materials. Its promotional activities generally consist of participation at two major recreational vehicles shows (Pomona Show in California and Louisville Show in Kentucky) held during the year, as well as local recreational vehicles shows held by its dealers.
The company also advertises its product on the World Wide Web under the following site: http://www.rexhall. com. E-Mail responses from consumers shows great promise for this advertising media.


Seasonality and Backlog

     The recreational vehicle business generally has been seasonal with most sales occurring in the months of February through October, with November through January sales being considerably slower.

     Historically, the Company does not maintain a significant inventory of finished motorhomes. However, the Elkhart facility experienced a substantial increase in finished inventory during the third and fourth quarters of 1996 due to a decrease in sales in the East. Production is based on dealer orders and shipments which usually occur within four to eight weeks of the receipt of an order. At December 31, 1994, 1995 and 1996, the Company's backlog of dealer orders believed to be firm was $3,200,000, $2,650,000, and $3,688,000 respectively. Because dealer orders not only fluctuate, but by industry custom, are cancelable without penalty, and because motorhomes have a relatively short manufacturing cycle, the Company believes that backlog is not necessarily a reliable indication of future sales.


Product Warranty

     The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $382,000, $775,000 and $959,000 for the years ended December
31, 1994, 1995, and 1996 respectively. The increase in warranty cost comes mostly from the Indiana facility. In most cases, warranty work is performed by a member of the Company's dealer network. The Company owns and operates two service facilities; one in Lancaster, California and the other in
Elkhart, Indiana.   The Company is now using both facilities to accomplish
warranty repairs which normally would have been performed by one its dealers. Management believes that these RV Sales and Service Centers will allow the Company the benefit of providing better customer service and satisfaction.


Competition and Other Business Risks

     Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for eleven years and competes with many manufacturers (such as Fleetwood, National RV, Damon, Thor Industries, and Coachman), several having multiple product lines of Class A motorhomes and other recreational vehicles and most being larger and having substantially greater financial and other resources than the Company. The Company sells motorhomes in approximately 40 of the 48 contiguous states. Additionally, the Company sells to approximately 15 dealers in Canada. The Company believes that the quality, design and value offered by its motorhomes to be appealing to the consumer market.

     The Company, like others in the recreational vehicle industry, is dependent upon the availability and terms of financing to dealers and retail purchasers. Substantial increases in interest rates, the tightening of credit, a general economic downturn or other factors negatively affecting the amount of consumer's disposable income could have a material adverse impact on the Company's business.

     Shortage of gasoline have in the past had a materially adverse effect on the recreational vehicle industry as a whole and could have a materially adverse effect on the Company's business in the future. In addition, a substantial increase in the price of gasoline could also adversely affect the sale of the Company's motorhomes.

     Except for the historical information presented, forward-looking Statements are made oly as of the date made, based upon factors known to management at the time. We are aware that material prices may increase and have assumed that we will have no undue difficulty passing on these costs without adversely affecting sales. We have also assumed that employee relations continue to be favorable, that the orders on hand are not canceled by dealers, and that no unusual workers' compensation or legal claims other than those mentioned in Item 3 adversely affect the Company.

In the short term, weather factors are often more significant in winter and may severely restrict deliveries to the Elkhart plant from suppliers. General economic conditions and consumer uncertainty or lack of confidence may result in delayed purchases of recreational vehicles is highly seasonal, so the results of operations will vary greatly at different times of the year. The Company has assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing recreational vehicles, an assumption which has not yet been tested and may not be appropriate. We are aware that unpredictable events can and do occur and cannot assure anyone that adverse events will not take place. The manufacture and sale of recreational vehicles is a complex and difficult business with many unforseen events and conditions beyond the control of manufacturers. We do not intend to update statements made in this report or elsewhere.


Regulation

     The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act and the safety standards for recreational vehicles and components which have been promulgated thereunder by the Department of Transportation. The regulations under that legislation permit the National Highway Traffic Safety Administration to require a manufacturer to remedy vehicles containing "defects related to motor vehicle safety" or vehicles that fail to conform to all applicable Federal Motor Vehicles Safety Standards. The National Traffic and Motor Vehicles Safety Act also provides for the recall and repair of recreational vehicles that contain certain hazards or defects.

     The Company relies on certifications obtained from chassis suppliers with respect to compliance of the Company's vehicles with applicable emission control standards. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards.

     The Company is a member of the RVIA (Recreational Vehicle Industry Association). This association has promulgated stringent standards for health and safety in connection with the manufacture of recreational vehicles. Each of the units manufactured by the Company has a RVIA seal placed upon it to certify that such standards have been met. The Company's facility is periodically inspected by government agencies and the RVIA to ensure that the Company's motorhomes comply with applicable governmental and industry standards.


Patents and Trademarks

     The Company claims Aerbus', Rexair', Rollsair', and Vision' as trademarks but believes its business is not dependent on these names or any other marketing device. The Company does not have any patents or licenses in the conduct of its business.


Employees

     At December 31, 1996, the Company had a total of 373 employees (262 in California and 111 in Indiana). None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties

     Until December 1995, the Company's executive offices and manufacturing facilities were located in one building comprising approximately 80,000 square feet in Saugus, California, approximately 30 miles North of Los Angeles. The Company occupied this facility under a long-term operating lease until March 1992 when the Company successfully renegotiated the terms of the lease providing for lower payments on a month to month basis. The lease rate in 1995 was approximately $15,889 per month. The Company vacated from its leased facility in December 1995 and moved into its newly constructed 87,000 square foot building in Lancaster, California. The new facility, built at a cost of approximately $2.2 million, enables the Company to benefit financially by eliminating its previous lease expense. The new facility was designed by management to insure efficiency and to specifically position the company with the opportunity to meet increase production demands based on orders that continue to rise on a yearly basis. In September 1996, expansion construction began at the Lancaster site. The new addition will provide an additional 19,320 square feet of production space. The Lancaster facility is debt free with no mortgages on the facility.

     The Company owns and operates a 97,000 square foot facility on 12 acres in Elkhart, Indiana. The site houses three buildings which all serve to produce motorhomes. Prior to Rexhall's purchase of the plant, Mallard
Coach owed the facilities and also manufactured Class A motorhomes. The Elkhart facility is debt free with no mortgages on the property.

     In September 1995, the Company purchased a 4.5 acre site located in Lancaster, California to serve as the Company's RV Service Center. The site contains a 40,000 square foot facility and was purchased from the City of Lancaster's Redevelopment Agency for $980,000. At December 31, 1996, the Company was indebted to the City of Lancaster Redevelopment Agency an amount of $852,000 with interest at 5.93% per annum due October 2015. The promissory note is collateralized by the Lancaster land and building with a net book value of approximately $938,000 at December 31, 1996. The Company leased a portion of the facility to Village RV from the period of April - December 1996. Village RV is the Company's major retail dealer.

     In September 1996, the Company purchased a 4,500 square foot facility located one mile east of the Elkhart Plant. The facility has 1,500 sq. ft. of office space and a 3,000 sq. ft. warehouse area which will be used for providing service and warranty repairs to customers.

     The Company believes that its facilities are adequate to meet its foreseeable needs.


Item 3. Legal Proceedings

     The Company is a defendant in various legal proceedings. Company counsel and management believe that these actions should not result in significant liability to the Company with one exception. The exception involves a suit (Case No. 752188) filed in the Superior Court of Orange County, California in September of 1995 by the owners of five motorhomes (which later became six motorhomes) of whom allege that Rexhall misled consumers by advertising that the steel structure the Company refers to as a "unibody roll cage" contains more steel than is actually contained in the motorhomes and is neither a true roll cage nor a unibody structure. Plaintiffs further allege, among other things, that the quality control in Rexhall's motorhomes is inadequate. The complaint seeks equitable relief and unspecified damages and/or restitution in an amount to be proven at trial, as well as attorneys' fees and costs and pre-judgment interest. The Company reports that there have been no accidents, injuries, or incidents reported which involve or question the structure of its motorhome. The

Company has continued to aggressively defend itself and its dealerships (at December 31, 1996 only California dealerships are involved) against the allegations listed in the complaint and has therefore increased its reserves and actual costs in the area of litigation. The Company is represented by the Law Offices of Genson, Even, Crandall, and Wade based in Irvine, California. At December 31, 1996, the suit was still pending certification by the court and no trial date had been scheduled.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the vote of security holders during the fourth quarter of 1996.


                             PART II

Item 5. Market for Common Equity and Related Stockholders Matters.


Market Information.

     The Company's Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the NASDAQ National Market System. The Company's NASDAQ symbol is "REXL". The following table sets forth the range of high and low closing sale prices of a share of the Company's Common Stock in the over-the-counter market for each quarter since the first quarter of 1994 according to NASDAQ:


               1994                     High       Low
        First Quarter                 $ 8-3/4    $ 6
        Second Quarter                 10          7-3/8
        Third Quarter                   8-7/8      6-1/4
        Fourth Quarter                  8-1/4      5-3/4

                 1995                  High        Low
        First Quarter                $ 7-1/4      $ 5-1/2
        Second Quarter                 7-1/8        5
        Third Quarter                  6-3/4        5
        Fourth Quarter                 6-1/4        4-1/2

                1996                   High        Low
        First Quarter                $ 7          $ 4-7/8
        Second Quarter                 8-1/8        6-1/4
        Third Quarter                 11            6
        Fourth Quarter                10            6-1/2


Holders

      At April 11, 1997, the Company had 77 shareholders of record.

Item 6. Selected Financial Data.

      The following selected financial information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company included elsewhere herein. The following table presents selected historical financial data of the Company for each of the five fiscal years in the period from December 31, 1992 through December 31, 1996. The financial information as of and for each of the five years in the period ended December 31, 1996 were derived from audited financial statements of the Company.


Statement of Operations Data:
                                        Year Ended December 31,
                              1992      1993     1994      1995      1996
                                 (in thousands except per-share data)

Revenues                    $12,384   $30,218   $50,090   $60,709   $64,959

Cost of Goods Sold           11,826    25,723    43,184    51,981    56,167

Gross Profit                    558     4,495     6,906     8,728     8,792

Selling, General, and
 Administrative Expenses      2,459     2,828     3,841     5,281     6,426

Income (Loss) from Operations(1,901)    1,667     3,065     3,447     2,366

Restructuring Costs            (395)      ---       ---       ---       ---

Interest Income                  94       121       181        69        29

Interest Expense                (91)      (26)      (48)     (136)     (171)

Other Income(Expense)             --       26        24        14       (93)

Income(Loss) Before
 Income Taxes                (2,293)    1,788     3,222     3,394     2,131

Provision (Benefit) for Taxes  (829)      580     1,300     1,360       847

Net Income (Loss)           ($1,464)   $1,208    $1,922    $2,034    $1,284

Net Income(Loss) Per Share(1) ($.58)     $.48      $.71      $.74      $.47

Weighted Average Shares
Outstanding(1)            2,529,680 2,515,697 2,720,349 2,731,057 2,725,131


Balance Sheet Data:

                                        December 31,
                           1992     1993     1994     1995     1996
                                       (in thousands)

Working Capital          $6,233   $6,901   $8,858   $9,269   $8,689

Total Assets              9,037   12,608   15,991   19,975   23,496

Long Term Debt
less Current Portion        ---      ---      ---      852      826

Shareholders Equity        6,451  7,633    10,376   12,225   13,581


(1) Adjusted to give effect to a 5% stock dividend of 125,030 share on April 17, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth for each of the three years indicated the percentage of net sales represented by certain items on the Company's Statements of Operations:

                                                Percentage of Net Sales
                                                Year Ended December 31,
                                               1994       1995       1996

Revenues                                      100.0%     100.0%    100.00%
Costs of goods sold                            86.2%      85.6%      86.5%
Gross profit                                   13.8%      14.4%      13.5%
Selling, general, and administrative expenses   7.7%       8.7%       9.9%
Income from operations                          6.1%       5.7%       3.6%
Other Income(expense), net                      0.3%      (0.1%)     (0.3%)
Income before income taxes                      6.4%       5.6%       3.3%
Provision for income taxes                      2.6%       2.2%       1.3%
 Net income                                     3.8%       3.4%       2.0%


Result of Operations

            As is generally the case in the recreational vehicle industry, the Company believes that its results of operations could be adversely impacted in the future by such factors as substantial increases in interest rates, a general tightening of credit or other restrictions on the availability of financing for the purchase of recreational vehicles, as well as substantial increases in the price of gasoline.


1996 Compared to 1995.

           Revenues increased $4,250,000 (a 7.0% increase) from 1995 to 1996. There were 1,170 units shipped in 1996 versus 1,143 units in 1995. The average per unit price increased was due to the increase in the number optional equipment, items offered and product improvements combined with increase chassis costs during 1996. In addition, the Company's Indiana facility sold units to a substantial number of new dealerships in the eastern portion of the United States during 1996.

            Gross profit decreased to 13.5% of sales as compared to 14.4% in 1995, primarily due to inventory adjustments and direct labor costs coming from our Indiana facility.

           Selling, General, Administrative and other income and expenses increased to 9.9% of sales as compared to 8.7% in 1995. Increase occurred in several areas including warranty costs, legal expense, dealer's rebates, and in sales incentive ("Spiff") payments to sales people. Dealer's rebates issued in 1995 and 1996 served the Company well in allowing it to bring new dealerships into its network thereby increasing the Company's market share. 1996 had 1,170 total units sold as compared to 1,143 total units sold in 1995.

1995 Compared to 1994.

            Revenues increased $10,619,000 (a 21.2% increase) from 1994 to 1995. There were 1,143 units shipped in 1995 versus 993 units in 1994. The average per unit price increased by approximately 5.3% due to the increase in the number optional equipment, items offered and product improvements combined with increase chassis costs during 1995. In addition, the Company's Indiana facility sold units to a substantial number of new dealerships in the eastern portion of the United States during 1995.

            Gross profit increased to 14.4% of sales as compared to 13.8% in 1994, primarily due to an increasing network of dealerships and improved economics of scale at the Company's Indiana Production facility and lower direct labor costs.

            Selling, General, Administrative and other income and expenses increased to 8.7% of sales as compared to 7.7% in 1994. Increases occurred in several areas including warranty costs, dealer's rebates, and in sales incentive ("Spiff") payments to sales people. Dealer's rebates issued in 1995 served the Company well in allowing it to bring new dealerships into its network thereby increasing the Company's market share. Spiff payments, which serve as an incentive to sales people, increased with the sale of motorhomes in 1995; 1995 had 1,143 total units sold as compared to 993 total units sold in 1994.


Liquidity of Capital Resources

            At December 31, 1996, working capital was $8,689,000 as compared to $9,269,000 at December 31, 1995.

            As of December 31, 1996, the Company has a $3,500,000 bank line of credit with Bank of America which can be used for working capital purposes. Under this line of credit, $400,000 has been set aside as an Irrevocable Standby Letter of Credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workmen's compensation insurance in California. No letter of credit is required for the Elkhart Plant since economic affordability allows the Company the opportunity to purchase a workers compensation insurance policy in Indiana.

            During 1995, the Company was provided cash from operating activities of approximately $1,195,000 primarily due to more efficient use of raw materials inventory and utilization of other assets and other liabilities. During 1996, $207,000 was provided from operating activities. The decrease is mainly attributed to a greater level of inventory.

            During 1995, the Company used cash for investing activities of approximately $2,406,000 principally due to the purchase and construction of its Lancaster, California facilities. In 1996, the Company used cash of $1,426,000 principally to expand the Lancaster facility, purchase the service facility in Elkhart and acquire production equipment.

            During 1995, approximately $691,000 was provided from financing activities due primarily to increases in Long-term debt. During 1996, $37,000 was used mainly to repurchase stock from the open market.

            Management believes that internally generated funds, cash on hand and borrowing available under its line of credit will be sufficient for the Company's cash needs for the next 12 months and into the forseeable future.

Item 8. Financial Statements

                           REXHALL INDUSTRIES, INC.
                                BALANCE SHEETS
                          December 31, 1995 and 1996

ASSETS (Note 3)                        NOTES     1995           1996

CURRENT ASSETS
Cash and cash equivalents                      $1,998,000     $ 742,000
Accounts receivables, less allowance
 for doubtful accounts $12,000 in
 1995, and 1996                                 5,063,000     3,208,000
Inventories                                     8,651,000    13,793,000
Other current assets                              163,000       151,000
Income tax receivable                                 ---       271,000
Deferred income taxes                      5      286,000       439,000

     Total Current Assets                      16,161,000    18,604,000

PROPERTY AND EQUIPMENT-NET               2, 4   3,807,000     4,885,000

OTHER ASSETS                                        7,000         7,000

TOTAL                                         $19,975,000   $23,496,000

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                           3   $5,747,000    $7,591,000
Warranty allowance                                311,000       355,000
Reserve for self insurance                 6      365,000       365,000
Customer deposits                                  56,000           ---
Other accrued liabilities                         389,000       748,000
Current Portion of long-term debt          4       24,000        26,000
Total current liabilities                       6,892,000     9,085,000

Deferred income tax liabilities            5        6,000         4,000
Long-Term debt                             4      852,000       826,000
     Total Liabilities                          7,750,000     9,915,000

COMMITMENTS AND CONTINGENCIES             6

SHAREHOLDERS' EQUITY                     7, 8
Common stock-no par value,
 authorized, 10,000,000 shares
 issued and outstanding;
 2,626,000 at December 31, 1995 and
 2,630,000 at December 31, 1996                 6,416,000     6,533,000
Retained earnings                               5,764,000     7,048,000

SHAREHOLDERS' EQUITY                           12,225,000    13,581,000

Total                                         $19,975,000   $23,496,000

See notes to financial statements.

                         REXHALL INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996
                       NOTES         1994            1995          1996

REVENUES                 9        $50,090,000   $60,709,000    $64,959,000

COST OF GOODS SOLD                 43,184,000    51,981,000     56,167,000

GROSS PROFIT                        6,906,000     8,728,000      8,792,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             3,841,000     5,281,000      6,426,000

INCOME  FROM OPERATIONS             3,065,000     3,447,000      2,366,000

INTEREST INCOME                       181,000        69,000         29,000

INTEREST EXPENSE          3, 4        (48,000)     (136,000)      (171,000)

OTHER INCOME(EXPENSE)                  24,000        14,000        (93,000)

INCOME BEFORE INCOME TAXES          3,222,000     3,394,000      2,131,000

PROVISION  FOR INCOME TAXES 5       1,300,000     1,360,000        847,000

NET INCOME                          $1,922,000   $2,034,000     $1,284,000

NET INCOME  PER SHARE               $      .71   $      .74     $      .47

WEIGHTED AVERAGE SHARES OUTSTANDING  2,720,349    2,731,057      2,725,131


                         REXHALL INDUSTRIES, INC.
               STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31,  1994, 1995 and 1996


                                   COMMON STOCK    RETAINED
                                 SHARES   AMOUNT  EARNINGS  TOTAL

BALANCE, January 1, 1994     2,514,000  $5,825,000  $1,808,000   $7,633,000
 Exercise of Stock options     142,000     825,000                  825,000
 Repurchase of Stock            (1,000)     (4,000)                  (4,000)
 Net Income                  _________    ________   1,922,000    1,922,000

BALANCE, December 31, 1994   2,655,000   6,646,000   3,730,000   10,376,000
 Repurchase of Stock           (29,000)   (185,000)                (185,000)
 Net Income                  _________    ________   2,034,000    2,034,000

BALANCE, December 31, 1995   2,626,000   6,461,000   5,764,000   12,225,000
 Exercise of Stock options      10,000      33,000                   33,000
 Repurchase of Stock             6,000     (46,000)        ---      (46,000)
 Options issued to consultant               85,000                   85,000
 Net Income                  ________    _________   1,284,000    1,284,000

 BALANCE, December 31, 1996  2,630,000  $6,533,000  $7,048,000  $13,581,000


See notes to financial statements.

                           REXHALL INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                            1994        1995        1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                $1,922,000  $2,034,000  $1,284,000
Adjustments to reconcile net income
to net cash provided by (used in)
Operating Activities:
 Depreciation and amortization               135,000     109,000     348,000
 loss on retirement of
   property and equipment                         ---     21,000         ---
 Provision for bad debts                      (1,000)      1,000    (155,000)
 Provision for deferred income taxes           8,000     (41,000)  1,855,000
 Options issued to consultant                     ---         ---     85,000
 (Increase)decrease in accounts receivable(1,044,000) (1,156,000) (5,142,000)
 Increase in inventories                  (2,688,000) (1,230,000)         ---
 Income tax receivable                            ---        ---    (271,000)
 Increase in accounts payable              1,355,000     959,000   1,844,000
 Increase (decrease) in warranty allowance    55,000     (10,000)     44,000
      Increase (decrease) in reserve
       for self-insurance                   (292,000)    193,000         ---
      Change in other assets, net of
       change in other liabilities          (683,000)    315,000     315,000

Net cash provided by(used in)
 operating activities                     (1,233,000)  1,195,000     207,000


CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment      (923,000) (2,406,000)   (1,426,000)
(Increase) decrease in investment       2,523,000          ---           ---
Proceeds from disposal of property
 and equipment                                 ---         ---           ---
Net cash(used in) provided by
 investing activities                   1,600,000   (2,406,000)  (1,426,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of long-term debt                   ---     980,000           ---
Repayments of long-term debt                   ---    (104,000)     (24,000)
Proceeds from exercise of stock options   825,000           ---      33,000
Repurchase of stock                        (4,000)    (185,000)    ( 46,000)

Net cash provided(used in) by
 financing activities                     821,000      691,000     ( 37,000)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                    1,188,000     (520,000)  (1,256,000)

BEGINNING CASH AND CASH EQUIVALENTS     1,330,000    2,518,000    1,998,000

ENDING CASH AND CASH EQUIVALENTS       $2,518,000   $1,998,000    $ 742,000

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Income taxes paid during the year $1,423,000 $1,320,639 $918,000 Income tax refunds received during
 the year                                  11,000          ---          ---
Interest paid during the year              47,000      131,000      273,000

See notes to financial statements.

                     REXHALL INDUSTRIES, INC.

                  NOTES TO FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities - Rexhall Industries, Inc. (the "Company") designs, manufactures and sells Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities.

Cash and Cash Equivalents - Cash and cash equivalents, include cash and investments purchased with original maturities of three months or less.

Concentration of Credit Risk - Sales are usually made to dealers over a wide geographic area on either a C.O.D. basis or on terms requiring payment within ten days or less of the dealer's receipt of the unit. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed. (See Note 6).

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and collections from customers. The allowance and provision for bad debts are adjusted periodically based upon the Company's evaluation of historical collection experiences, industry trends and other relevant factors.

Inventories - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out basis. Inventories consist of the following at December 31, 1995 and 1996:


                                  1995         1996

     Raw materials              $4,412,000     $6,608,000
     Work-in-Progress            1,459,000      2,753,000
     Finished Goods              2,780,000      4,432,000

     Total                      $8,651,000    $13,793,000


Property and Equipment - Property is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the assets, which range from 2 to 31.5 years.

Fair Value of Financial Instruments - The recorded values of the Company's financial instruments approximate their fair values. At December 31, 1996, the difference between the rate of interest related to the Company's long-term debt and other comparable costs of funds was insignificant.

Revenue Recognition - The Company derives revenue primarily from the shipment of motorhomes to dealers across the United States. Revenue is recognized when dealer accept delivery of the motorhome. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

Income Taxes - Deferred income tax assets and liabilities are recognized based on differences between financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on presently enacted tax laws and rates. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Net Income per Share - Net income per share is based on the weighted average number of common shares outstanding plus the effect of stock options, using the Treasury Stock method, when dilutive. Primary earnings per share approximates fully diluted earnings per share.

Use of Estimates in the Preparation of the Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from these estimates.

Recent Accounting Pronouncements - Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disponsed Of." Management periodically reviews the recoverability of its long-lived assets based on expected future cash flows or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Effective January 1, 1996 the Company adopted the disclosure requirements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. (See Note 7).

2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1995 and 1996:

                                        Useful Lives    1995       1996
                                        (In years)

Building and Land                           31.5     $1,483,000  $4,240,000
Furniture, fixtures and equipment           2,7         572,000   1,226,000
Leasehold improvements                      5             9,000      89,000
Autos and trucks                            5,7         170,000     152,000
Construction in progress                              2,086,000         ---
                                                      4,320,000   5,707,000
Less accumulated depreciation and amortization        ( 513,000)  ( 822,000)

Property and equipment - net                         $3,807,000  $4,885,000

In 1996, the Company wrote-off $39,000 in fully depreciated property and equipment.


<page


3.   LINES OF CREDIT

     The Company has available a $3,500,000 revolving line of credit with a bank expiring on June 1, 1997. The bank charges the Company an annual rate of prime plus 1% (prime plus 1% was 9.25% at December 31, 1996) whenever the credit line is used. At December 31, 1996, no amounts were outstanding under this line. All borrowings are collateralized by the Company's assets.

     The Company has a $1,866,000 line of credit with General Motors Acceptance Corporation, a chassis vendor. Borrowings under the line bears interest at an annual rate of prime plus 1% (9.25% at December 31, 1996). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1995 and 1996 were $105,000 and $889,000 respectively.

     The Company has a line of credit with another chassis vendor, Ford Motor Credit Company ("FMCC"), with a $2,600,000 limit. Borrowing under the line bears interest at an annual rate of prime plus 1% (9.25% at December 31, 1996). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1995 and 1996 were $1,847,000 and $3,041,000 respectively. Although the amount outstanding at December 31, 1996 exceeded the credit limit, FMCC has agreed to extend additional credit to the Company from time to time.


4.   LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1996:

Promissory note payable to the City of Lancaster Redevelopment Agency,
240 monthly payments of $6,205 including principal
and interest at 5.93% per annum, note matures on October 2015. The note is collateralized by land and building with a net book value of approximately
$938,000 at December 31, 1996              $852,000
     Less: Current Portion                   26,000
     Long-Term debt                        $826,000

Future annual minimum principal payments due on long-term debt are as follows:

              Year Ending December 31,
                        1997                    $   26,000
                        1998                        27,000
                        1999                        29,000
                        2000                        31,000
                        2001                        32,000
                     Thereafter                    707,000
                      Total                       $852,000

5.  INCOME TAXES

     The components of income tax expense (benefit) are included in the following schedule.

                                               Years Ended
                                               December 31,
                                       1994         1995     1996
Current:
   Federal                         $ 1,021,000 $ 1,090,000  $  780,000
   State                               271,000     311,000     224,000
Total Current                        1,292,000   1,401,000   1,002,000

Deferred:
  Federal                              (14,000)    (34,000)   (124,000)
  State                                 22,000      (7,000)    (31,000)
Total deferred                           8,000      41,000    (155,000)

Total provision for income taxes    $1,300,000   $1,360,000  $  847,000

     The components of deferred tax assets (liabilities) at December 31, 1995 and 1996 are as follows:

                                            1995              1996
                                    FEDERAL    STATE      FEDERAL    STATE
Current:
  Warranty accrual                  $106,000   $28,000   $121,000   $32,000
  Reserve for self insurance          31,000     8,000    124,000    32,000
  Other accrued liabilities            7,000     2,000     56,000    15,000
  State tax                           90,000               63,000
  Uniform capitalization and other    11,000     3,000     (3,000)   (1,000)

  Gross deferred tax asset           245,000    41,000    361,000    78,000

Non Current:
  Depreciation                       (11,000)    5,000     (3,000)   (1,000)

Net deferred tax assets             $234,000   $46,000   $358,000   $77,000

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to the following:
                                                  Years Ended
                                                   December 31,
                                          1994        1995         1996

Income before income tax               $3,255,000   $3,394,000  $2,131,000
Statutory federal tax rate                    35%          35%         35%

Expected tax                            1,129,000    1,188,000     746,000
State taxes net of federal benefit        177,000      198,000     148,000
Permanent differences                       6,000       14,000      20,000
Other adjustments                         (12,000)     (40,000)    (67,000)

Provision for income taxes             $1,300,000   $1,136,000   $ 847,000

6.  COMMITMENTS AND CONTINGENCIES

Rent Expense - Rent expense for facilities incurred on a month to month lease for the years ended December 31, 1995 and 1996 was approximately $196,000 no rent expense for 1996.


Reserve for Self-insurance - The Company is self-insured for workers compensation in California. At December 31, 1995 and 1996, the Company had accrued $365,000 and $365,000 respectively, for claims incurred and incurred but not reported as calculated by the State. The Company is required by the State of California, to maintain a stand-by letter of credit with a bank related to its self-insurance. The amount of the letter of credit was $400,000 at December 31, 1996.

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company at dealer cost plus unpaid interest in the event of default by the dealer. To date repurchases have not resulted in significant losses. During 1995 and 1996, the Company repurchased approximately $1,100,000 and $1,680,000 respectively, of motorhomes under these agreements. At December 31, 1995 and 1996, approximately $13,750,000 and 17,528,000 respectively, of dealer inventory is covered by repurchase agreements.

Bonus - On august 1, 1996, the Company renewed for 5 years (expires July 31,
2001) an employment agreement with the President and Chief Executive Officer. The employment agreement provides for an annual salary of $250,000 plus a bonus determined monthly equal to 10% before bonus and taxes.
Other executive officers are compensated based on the following factors as determined by the Board of Directors: (1) the financial results of the Company during the period year, (2) compensation paid to executive officers in prior years, (3) extraordinary performance during the year and (4) compensation of executive officers employed by competitors.

Legal - The Company is a defendant in various legal proceedings. Company counsel and management believe that these actions should not result in significant liability to the Company with one exception. The exception involves a suit (Case No. 752188) filed in the Superior Court of Orange County, California in September of 1995 by the owners of five motorhomes (which later became six motorhomes) of whom allege that Rexhall misled consumers by advertising that the steel structure the Company refers to as a "unibody roll cage" contains more steel than is actually contained in the motorhomes and is neither a true roll cage nor a unibody structure. Plaintiffs further allege, among other things, that the quality control in Rexhall's motorhomes is inadequate. The complaint seeks equitable relief and unspecified damages and/or restitution in an amount to be proven at trial, as well as attorneys' fees and costs and pre-judgment interest. The Company reports that there have been no accidents, injuries, or incidents reported which involve or question the structure of its motorhome. The Company has continued to aggressively defend itself and its dealerships (at December 31, 1996 only California dealerships are involved) against the allegations listed in the complaint and has therefore increased its reserves and actual costs in the area of litigation. The Company is represented by the Law Offices of Genson, Even, Crandall, and Wade based in Irvine, California. At December 31, 1996, the suit was still pending certification by the court and no trial date has been scheduled. Included in other accrued liabilities at December 31, 1996 are legal reserves of $166,000.


7.   STOCK OPTIONS

     The Company has granted stock options under its Incentive and Nonstatutory Stock Option Plan (the "Plan"), which provides for the granting of (I) incentive stock options to key employees, pursuant to Section 422A of the Internal Revenue Code of 1986, and (ii) nonstatutory stock options to key employees, directors and consultants to the Company designated by the Board as eligible under the Plan. Under the Plan, options for up to 225,000 shares may be granted. Options granted and outstanding under the Plan expire in five years and become exercisable and vest in annual increments from two to three years. The maximum term of each option may not exceed 10 years. The following table summarizes the changes in outstanding employee options:


                               Number of  Range of Options  Weighted Average
                               Options    Prices per Share   Exercise Price

Outstanding options at
 January 1, 1994                225,000     $ 2.75 - 4.88       $ 3.57
    Options exercised           (49,000)      4.88                4.88
Outstanding options at
 December 31, 1994              176,000                           3.21
    Options granted              21,000       3.25                3.25
    Options canceled            (33,000)      3.25 - 4.88         3.50
Outstanding options at
 December 31, 1995              164,000                           3.16
    Options exercised           (10,000)      3.25                3.25
    Options canceled            (20,000)      3.25                3.25
Outstanding options at
 December 31, 1996              134,000       2.75 - 3.25         3.14


     The following table summarizes information about stock options outstanding at December 31, 1996:

                          Number           Weighted
          Exercise    Outstanding at   Average Remaining   Weighted Average
           Price     December 31, 1996  Contractual Life    Exercise Price

           $2.75            30,000            1.33              $2.75
           $3.25           104,000            1.33               3.25
                           134,000            1.33               3.14

                        Shares Exercisable     Weighted Average
                       at December 31, 1996     Exercise Price

                                30,000              $ 2.75
                                98,500                3.25
                               128,500                3.13


     All stock options under the Plan are granted at the fair market value of the Company's common stock at the grant date. The weighted average estimated fair value of options granted in 1995 was $31,000. No options were granted to employees during 1996. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost for the Plan has been recognized in 1994, 1995 or 1996. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with FASB Statement No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share for the years ended December 31, 1995 and 1996 would have been reduced to the pro forma amounts indicated below:


                                            Year Ended         Year Ended
                                           December 31,       December 31,
                                               1995               1996
     Net income:
       As reported                        $ 2,034,000         $ 1,284,000
       Pro forma                            2,027,000           1,277,000
     Net income per common and common equivalent share:
       As reported                              $0.74               $0.47
       Pro forma                                $0.74               $0.47

     The fair value of options granted under the stock option plan during 1996 was determined using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

                                  Year Ended
                                 December 31,
                                     1996

     Dividend yield                     0%
     Anticipated volatility         49.47%
     Risk-free interest rate         6.58%
     Expected lives                4 years


     During 1996, the Company granted 38,000 options at an exercise price of $5.25 per share to a consultant for services received during that year. The fair value of approximately $85,000, or $2.23 per share, related to these options was computed as described above using the Black-Scholes option pricing model and recorded as expense in 1996.


8.   COMMON STOCK

     In March 1996, the Company announced a 5% stock dividend of 125,030 shares issued on April 17, 1996 to shareholders of record as of April 13, 1996. All share and per share amounts have been retroactively adjusted for all periods presented in the Company's financial statements to reflect the dividend.


9.   SIGNIFICANT CUSTOMERS

     The Company had one major customer, Village RV, who accounted for 15% and 19.5% of the Company's sales during 1995 and 1996, respectively.


10.  FOURTH QUARTER RESULTS

     The Company recorded significant adjusting entries to its fourth quarter operations of approximately $746,000 net of income taxes primarily related to inventory and cost of goods sold.

INDEPENDENT AUDITORS' REPORT


REXHALL INDUSTRIES, INC.:

     We have audited the accompanying balance sheets of Rexhall Industries, Inc. as of December 31, 1995 and 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.









Deloitte & Touche LLP
Los Angeles, California
April 11, 1997

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                  Part III


Item 10.  Directors and Executive Officers of the Registrant.

     The executive officers and directors of the Company and their ages as of April 9, 1997 are as follows:

Name                   Age       Positions Held              Director Term

William J. Rex(1)(2)   46   Chairman of the Board            of 6/01/96 thru
                            Directors, CEO and President     5/31/97

Donald C. Hannay, Sr.  69    Vice President of Sales         6/01/96 thru
                             and a Director                  5/31/97

Al J. Theis(1)(2)      79    Director                        6/01/96 thru
                                                             5/31/97

Robert A Lopez(1)(2)   57    Director                        6/01/96 thru
                                                             5/31/97

Marco A. Martinez(3)   38    Vice President, General Manager 11/15/96 thru
                             and Director                    5/31/97

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Mr. Martinez was appointed this position after the Board of Directors received notification that Johnny Culbertson had resigned his position in November of 1996.


     Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of the Board of Directors. The Company has an "executive officer" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Except for William
J. and Cheryl Rex, who are husband and wife, there are no family relationships between any directors or officers of the Company. For their services as members of the Board of Directors, outside directors receive $350 for each Board meeting attended.

     The Company has complied with Section 16(a) of the Exchange Act and there has been no changes in beneficial ownership.

     Mr. Rex, a founder of the Company, has served as the Company's Chief Executive Officer from its inception as a general partnership to date. Upon commencing operations in corporate form, Mr. Rex became the Company's President and Chairman of the Board, offices which he continues to hold. From March 1983 until founding the Company, Mr. Rex served in various executive capacities for Establishment Industries, Inc., a manufacturer of Class A and Class C motorhomes which was acquired in June 1985 by Thor Industries, Inc., a large manufacturer of recreational vehicles. His last position with Establishment Industries, Inc. was President. From 1970 until March 1983, Mr. Rex was employed in various production capacities by Dolphin Trailer Company, a manufacturer of a wide range of recreational vehicles products. At the time he left Dolphin Trailer Company (which changed its name to National R.V., Inc. in 1985), Mr. Rex was Plant Manager in charge of all production and research and development.

     Mr. Hannay, Sr. joined the Company in December 1987 and is responsible for product sales. He became a director in May 1989. From April 1982 until August 1987, he was employed by Establishment Industries, Inc. as Vice President, Sales and Marketing, where he built Establishment's dealer network and was responsible for dealer sales. From August 1987 until joining the Company, he was employed as General Sales Manager by Komfort Industries of California, Inc., a recreational vehicle manufacturer located in Riverside, California.

     Mr. Theis joined the Company as its Chief Financial Officer and a member of the Board of Directors in August 1987. In February 1991, he resigned as Chief Financial Officer and began serving the Company as a consultant, for financial matters and in development of global sales. He continues to serve as a member of the Board of Directors. From July 1984 until joining the Company, Mr. Theis was self-employed as a management consultant to recreational vehicles industry manufacturers. From February 1982 until June 1984, he was employed by Establishment Industries, Inc. as Chief Financial Officer and Corporate Planner.

     Mr. Robert A. Lopez is President of Nickerson Lumber and Plywood.
Mr. Lopez started his employment with Nickerson as an outside salesman in 1969 and in 1980 he became a partner and purchased Nickerson Lumber stock. He was elected as President of Nickerson in 1981. His background in marketing products is primarily to residential builders, manufactured housing and recreational vehicle assemblers. Mr. Lopez will be a great asset to further developments of marketing Rexhall products in both the domestic and global markets. In his spare time, if any, Mr Lopez is captain of the San Fernando Rangers, a non-profit organization working to use horses as therapeutic conditioning for mentally and physically disabled children.

     Mr. Marco A. Martinez began his employment with Rexhall in March of 1995. He was appointed the position of General Manager and Vice President of Elkhart, Indiana effective November 7, 1996. Prior to this Mr. Martinez served the Company as Executive Director of Administration and Director of Legal Affairs.

Item 11. Executive Compensation.

Cash Compensation

     The following table sets forth certain information as to the five highest paid(1) of the Company's executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 1996:


                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

Name and                                                 Other Annual
Principal Position           Year  Salary ($)  Bonus($)  Compensation(2)

William J. Rex               96    250,000     199,890   --------
 President & CEO             95    250,000     324,000   --------
                             94    250,000     358,000   --------

Donald C. Hannay, Sr.        96     52,800     171,550   --------
 V.P. of Sales & Marketing   95     53,800     168,000   --------
                             94     42,000     158,000   --------

Juan Arias(3)                96     73,600       99,100   -------
 V.P. of Production          95     85,000      114,000   -------
                             94     83,000      117,000   -------

(1) Note: Only three executive officers received cash compensation in excess of $100,000.

(2) The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during 1996 did not exceed, as to any named officer, the lesser of $50,000 or 10% of the total 1996 salary and bonus paid to such named officer and, accordingly, is omitted from the table. These benefits included (I) reimbursement for medical expenses and (ii) amounts allocated for personal use of a company-owned automobile provided to Mr. Rex.

(3)  Not a complete year for Juan Arias, resigned November 1996.

Compensation Committee Report

     On August 1, 1996, the Company renewed for 5 years (expires July 31,
2001) an employment agreement with William Rex. The employment agreement provides for an annual salary of $250,000 plus a bonus determined monthly equal to 10% before bonus and taxes. Other executive officers are compensated based on the following factors as determined by the Board of
Directors: (1) the financial results of the Company during the prior year,
(2) compensation paid to executive officers in prior years, (3) extraordinary performance during the year and (4) compensation of executive officers employed by competitors.

     Directors who are not Executive Officers are paid $350 per Board Meeting and there are four Board Meetings per year.

     The Company also has an incentive program under which it pays supervisory employees involved in the sales and production a cash bonus based on specific performance criteria. Committee members: William J. Rex, Robert A. Lopez and Al J. Theis.

Stock Option Plan

     In May 1989, the Company adopted the 1989 Incentive and Nonstatutory Stock Option pursuant to Section 422A of the Internal Revenue Code of 1986, as amended, to (i) key employees, and (ii) to directors and consultants to the Company designated by the Board as eligible under the Option Plan. Under the Option Plan, options for up to 225,000 shares may be granted.

     The Option Plan is administered by the Board of Directors or by a committee appointed by the Board, which determines the terms of options granted, including the exercise price, the number of shares subject to the options, and the terms and conditions of exercise. No option granted under the Option Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

     The exercise price of all stock options granted under the Option Plan must be at least equal to the fair market value of such shares on the date of grant, and the maximum term of each option may not exceed 10 years. With respect to any participant who owns stock possessing more then 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must be not less than 110% of the fair market value on the date of grant and the maximum term of such option may not exceed five years. Stock appreciation rights are not authorized under the Option Plan.


                          Options/SAR Grants

                        Number of    % of Total
                        Securities   Option/SARs
                        Underlying   Grants to
                        Options/SARs Employees in Exercise or Base Expiration
Name               Year Granted(#)   Fiscal Year  Price($/SH)      Date

William J. Rex     1996    -0-           -0-          -0-              -0-
                   1995    -0-           -0-          -0-              -0-
                   1994    -0-           -0-          -0-              -0-

William M. Hill(1) 1996    -0-           -0-          -0-              -0-
                   1995  10,000          48%        $3.25           2/2000
                   1994    -0-           -0-          -0-              -0-

Donald C. Hannay    1996   -0-           -0-          -0-              -0-
                    1995 11,000          52%        $3.25           2/2000
                    1994   -0-           -0-          -0-              -0-

(1) Mr. Hill resigned from the Company in February, 1995.

                        Option/SAR grants Canceled

                         Number of Securities    % of Total Option
                         Underlying Options/SARs Grants canceled  Base Price
Name               Year Grants Canceled(#)       to employees     (S/SH)


William J. Rex     1996        -0-                    -0-            -0-
                   1995        -0-                    -0-            -0-
                   1994        -0-                    -0-            -0-

William M. Hill(1) 1996      10,000                  100%          $3.25
                   1995        -0-                    -0-            -0-
                   1994        -0-                    -0-            -0-

Donald C. Hannay   1996        -0-                    -0-            -0-
                   1995        -0-                    -0-            -0-
                   1994        -0-                    -0-            -0-

Juan Arias         1996        -0-                    -0-            -0-
                   1995      11,000                   39%          $3.25
                   1994        -0-                    -0-            -0-


(1)  Mr. William M. Hill resigned from the Company in February 1995.


                Aggregated Option/SAR Exercises in last FY
                       and Fy-End Options/SAR Values

                                              Number of
                                              Securities            Value of
                                              Underlying         Unexercised
                                              Unexercised       In-the-Money
                                              Options/SARs at   Options/SARs
                                              FY-End (#)          FY-End ($)
             Shares Acquired                  Exercisable/      Exercisable/
Name         on Exercise(#) Value Realized($) Unexercisable Unexercisable(1)

William J. Rex     -0-            -0-         112,000/-0-    $505,000/-0-

Donald C. Hannay   -0-            -0-         16,000/6,000   $72,000/24,000

Juan Arias         -0-            -0-         -0-            -0-


(1)  12/31/96 close price $7-5/8 vs. option price.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's Common Stock by (I) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,
(ii) each of the Company's directors beneficially owning Common Stock and
(iii) all of the Company's officers and directors as a group as         :
                               Number of
     Name of Beneficial Owner  Shares       Percent of
     Outstanding               Beneficially Shares at
     or Identity of Group      Owned (1)    March 31, 1996

     William J. Rex (1).....   1,292,550    49.03%
     c/o Rexhall Industries
     46147 7th Street West
     Lancaster, California 93534

     All Directors and
     Officers as a Group (5
     persons)                   1,303,000   49.43%

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock Shown as Beneficially owned by him, subject to applicable community property law.


Item 13. Certain Relationships and Related Transactions.

     Not applicable.

                               PART IV



Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K


Financial Statement

         See Item 8

Financial Statement Schedule

         All applicable financial statement schedules have been omitted since required information is not present in amount sufficient to require separate disclosure on the balance sheet or information is included in the financial statements.

(3)      Articles of Incorporation and By Laws.  See 1992 10KSB

(3.1) Unaudited interim financial information for 1st, 2nd and 3rd quarters for 1996.

(3.2) Revolving Credit Agreement dated May 22, 1996 between Company and Bank of America.

(3.3) Authorized Ford Motor Company Converter Pool Agreement effective 6/27/90. See 1992 10KSB

(3.4)    Supplemental information pursuant to Section 15D of Exchange Act

     1)  Proxy Statement dated 1996
     2) 1995 Annual Report

(4) Instruments defining the rights of Holders of Common Stock. See Page 24 of Prospectus dated 6/22/89. See 1992 10KSB.

(10) Material Contracts - Chevrolet Quality Approved Converter Program dated 10/1/88. See 1992 10KSB.

(11) Statement re: Computation of per share earnings. See attached labeled (Exhibit 11)

(13)     Form 10Q is attached for 1st, 2nd, and 3rd quarter labeled
         (Exhibit 13)

(22) Published report regarding matters submitted to vote (Proxy statement)

(23)     Consent of experts and counsel.  See 1992 10KSB

(24) Power of Attorney Exhibits - Donald C. Hannay Sr., Robert A. Lopez, Al J. Theis, and Marco A. Martinez all signed form 10-K for year ended 12/31/96.

(28) Copy of State Insurance Annual Report for year ended 12/31/96 labeled (Exhibit 28).

                                Signatures


   In accordance with Section 13 or a5(b) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Rexhall Industries, Incorporated
                               (Registrant)



                               By /S/ William J. Rex
                               (Signature and Title)*
                               William J. Rex, President, CEO & Chairman

                               Date: April 11, 1997


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.



                               By /S/ William J. Rex
                               (Signature and Title)*
                               William J. Rex, President, CEO & Chairman

                               Date: April 11, 1997

                                                              Exhibit 11

                         REXHALL INDUSTREIS, INC.
              STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS


                                    1994          1995           1996

Net Income                       $1,922,000    $2,034,000    $1,284,000

Weighted average number of
shares outstanding                2,599,301     2,647,280     2,630,258

Dilutive effect of stock options
using the treasury stock method     121,048        83,777        94,873

Number of shares used to compute
net income per share              2,720,349     2,731,057     2,725,131

Net income per share              $     .71     $     .74     $     .47