Form 10-K/A
period 1996-12-31
REXHALL INDUSTRIES INC
filed 1997-04-30
CIK 850476

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


Statement of Operations Data:
                                        Year Ended December 31,
                              1992      1993     1994      1995      1996
                                 (in thousands except per-share data)

Revenues                    $12,384   $30,218   $50,090   $60,709   $64,959

Cost of Goods Sold           11,826    25,723    43,184    51,981    56,167

Gross Profit                    558     4,495     6,906     8,728     8,792

Selling, General, and
 Administrative Expenses      2,459     2,828     3,841     5,281     6,426

Income (Loss) from Operations(1,901)    1,667     3,065     3,447     2,366

Restructuring Costs            (395)      ---       ---       ---       ---

Interest Income                  94       121       181        69        29

Interest Expense                (91)      (26)      (48)     (136)     (171)

Other Income(Expense)             --       26        24        14       (93)

Income(Loss) Before
 Income Taxes                (2,293)    1,788     3,222     3,394     2,131

Provision (Benefit) for Taxes  (829)      580     1,300     1,360       847

Net Income (Loss)           ($1,464)   $1,208    $1,922    $2,034    $1,284

Net Income(Loss) Per Share(1) ($.58)     $.48      $.71      $.74      $.47

Weighted Average Shares
Outstanding(1)            2,529,680 2,515,697 2,720,349 2,731,057 2,725,131


Balance Sheet Data:

                                        December 31,
                           1992     1993     1994     1995     1996
                                       (in thousands)

Working Capital          $6,233   $6,901   $8,858   $9,269   $9,519

Total Assets              9,037   12,608   15,991   19,975   23,496

Long Term Debt
less Current Portion        ---      ---      ---      852      826

Shareholders Equity        6,451  7,633    10,376   12,225   13,581


(1) Adjusted to give effect to a 5% stock dividend of 125,030 share on April 17, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth for each of the three years indicated the percentage of net sales represented by certain items on the Company's Statements of Operations:

                                                Percentage of Net Sales
                                                Year Ended December 31,
                                               1994       1995       1996

Revenues                                      100.0%     100.0%    100.00%
Costs of goods sold                            86.2%      85.6%      86.5%
Gross profit                                   13.8%      14.4%      13.5%
Selling, general, and administrative expenses   7.7%       8.7%       9.9%
Income from operations                          6.1%       5.7%       3.6%
Other Income(expense), net                      0.3%      (0.1%)     (0.3%)
Income before income taxes                      6.4%       5.6%       3.3%
Provision for income taxes                     (2.6%)     (2.2%)     (1.3%)
 Net income                                     3.8%       3.4%       2.0%


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


Liquidity of Capital Resources

            At December 31, 1996, working capital was $9,519,000 as compared to $9,269,000 at December 31, 1995.

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


9.   SIGNIFICANT CUSTOMERS

     The Company had one major customer, Village RV, who accounted for 14.9% and 15.4% of the Company's sales during 1995 and 1996, respectively.


10.  FOURTH QUARTER RESULTS

     The Company recorded significant adjusting entries to its fourth quarter operations of approximately $746,000 net of income taxes primarily related to inventory and cost of goods sold. The inventory was devalued downward due to repurchased and discounted motorhomes received back into inventory and additionally accruals were increased for warranty repairs and sales rebates.

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

     1)  Proxy Statement dated 1997
     2)  1996 Annual Report

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

                               Date: April 29, 1997


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.



                               By /S/ William J. Rex
                               (Signature and Title)*
                               William J. Rex, President, CEO & Chairman

                               Date: April 29, 1997

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