Form 10-Q
period 1997-03-31
REXHALL INDUSTRIES INC
filed 1997-05-16
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



  For Quarter Ended March 31, 1997        Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,636,030 as of 5/12/97.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Balance Sheets at March 31, 1997                           3
     and December 31, 1996

     Statements of Operations for the
     three months ended March 31,1997
     and March 31, 1996                                         4

     Statements of Cash Flows for the
     three months ended March 31, 1997
     and March 31, 1996                                         5

     Notes to Condensed Financial Statements
     as of March 31, 1997                                       6

  Item 2.

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations              7, 8

PART II - OTHER INFORMATION


  Item 6.

  Exhibits and reports on Form 8-K 10                          8

  Exhibits - Exhibit 11. Computation supporting earnings per common and common equivalent share amounts

  Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

  Signatures                                                   9

  Computation Supporting Earnings Per Share                   10

                                                 (Audited)     (Unaudited)
                                                December 31      Mar 31
PART I - FINANCIAL INFORMATION                     1996           1997

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS

  Assets:

  Current Assets                               $             $
    Cash and Cash Equivalents                      742,000        46,000
    Accounts Receivable                          3,208,000     4,971,000
    Inventories                                 13,793,000    12,618,000
    Other Current Assets                           151,000       181,000
    Income Tax Receivable                          271,000           ---
    Deferred Income Taxes                          439,000       439,000
     Total Current Assets                       18,604,000    18,255,000
  Property and Equipment - Net                   4,885,000     4,929,000
  Other Assets                                       7,000         7,000

        TOTAL ASSETS                           $23,496,000    $23,191,000

  Liabilities and Shareholders' Equity:

  Current Liabilities                          $              $
    Accounts Payable                             7,591,000      6,785,000
    Warranty Allowance                             355,000        262,000
    Reserve for Self-Insurance                     365,000        365,000
    Other Accrued Liabilities                      748,000        860,000
    Current Portion of long-term dept               26,000         26,000
     Total Current Liabilities                   9,085,000      8,298,000
    Deferred Income Tax Liabilities                  4,000            ---
     Long Term Debt                                826,000        818,000
    Total Liabilities                           $9,915,000     $9,116,000

  Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at Mar 31,
    1997 and December 31, 1996

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Outstanding 2,636,030 shares
    atMay 12, 1997 and 2,636,030
    shares at December 31, 1996                $ 6,533,000    $ 6,488,000
    Retained Earnings                            7,048,000      7,587,000
       Total Shareholders' Equity               13,581,000     14,075,000
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                    $23,496,000    $23,191,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)




                                              Three Months Ended
                                       Mar. 31, 1996        Mar. 31, 1997
Sales                                    15,071,000           17,665,000

Cost of Sales                            12,840,000           15,265,000

Gross Profit                              2,231,000            2,400,000

Selling, General, Administrative
Expenses and Other Expenses               1,477,000            1,496,000

Income <Loss> Before Taxes                  754,000              904,000

Income Taxes                                293,000              366,000

Net Income <Loss>                       $   461,000          $   538,000

Net Income <Loss> Per Common Share      $      .17*          $       .20

Weighted Average Number of
Common Shares Outstanding                2,736,328            2,725,131



*Originally reported as $.18 per share of 2,606,027 shares outstanding, however, considering the 5% stock dividend paid on 4/17/96, adjusted earnings to $.17 per share.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                                  1996             1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income(loss)                                $ 461,000       $ 538,000
Adjustments to reconcile net income to net cash
  provided(used)by operating activities:
Depreciation and amortization                     100,000          50,000
(Increase)Decrease in accounts receivable         561,000      (1,763,000)
(Increase)Decrease in inventories                 682,000       1,175,000
(Increase)Decrease in other current assets          2,000         (30,000)
    Increase(Decrease) in accounts payable       (568,000)       (806,000)
Increase(Decrease) in reserve for self insurance  132,000             ---
Provision for income taxes                            ---          (4,000)
(Decrease) in other current liab. inc. warranty   (55,000)        (93,000)
Increase in non-current accrued liabilities            -0-        112,000
Income tax receivable                                  -0-        271,000

Net cash provided(Used) by operating activities   1,315,000      (550,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment              (2,533,000)      (93,000)
(Increase) in other assets                               -0-           -0-
Disposition of property and equipment                    -0-           -0-

Net cash(used) in investing activities           (2,533,000)      (93,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of long-term debt                        876,000            -0-

Repayment of long-term debt                           6,000        (8,000)

Repurchase of stock                                     -0-       (45,000)

Net cash provided in financing activities           870,000       (53,000)

NET INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       (852,000)     (696,000)

BEGINNING CASH AND CASH EQUIVALENTS               1,998,000       742,000
ENDING CASH AND CASH EQUIVALENTS                $ 1,146,000     $  46,000

PART I - FINANCIAL INFORMATION

  Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements

                               March 31, 1997



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

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for year ended December 31, 1996.

The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.


 2. Detail of Inventory                   March 31, 1997   December 31,1996

    Raw Material                            $ 7,684,000      $ 6,608,000
    Work in Process                           2,113,000        2,753,000
    Finished Motorhomes                       2,821,000        4,432,000

     TOTAL                                  $12,618,000      $13,793,000

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations


  Results of Operations

  For the Three Months ended March 31, 1997 and
  For the Three Months ended March 31, 1996


  Sales - 1997 Compared with 1996

Sales for the quarter ended March 31, 1997, totalled $17,665,000 as compared to $15,071,000 in 1996. The units sold in 1997 were 310 vs. 274 in 1996. Management believes that the increase in Sales from 1996 is primarily due to an improving economy, with an expanded dealer network, and the company's decision to hold its prices despite cost increases associated with product improvements.


  Cost of Sales - 1997 compared with 1996

The Cost of Sales as a percentage of sales for the 1st quarter of 1997 was 86.4% vs 85.2% in the 1st quarter of 1996. The cost of sales percentage for 1997 increased due to cost absorbtion of product improvements.


  Gross Profit - 1997 compared with 1996

Gross Profit for the 1st quarter of 1997 decreased to 13.6% from 14.8% for the 1st quarter of 1996. This decrease was due to the cost increases discussed in Cost of Sales above.


  Selling, General Administrative and Other Expenses-1997 compared with 1996

Selling, General Administrative, and Other Expenses increased in the 1st quarter of 1997 by $18,000. Selling, General Administrative and Other Expenses were 8.5% of Sales in 1997 as compared to 9.8% in the 1st quarter of 1996.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis or Plan of Operations

  Income before taxes - 1997 compared with 1996

The increase in income before taxes in the first quarter of 1997 was due to higher costs as discussed in sections Sales, Cost of Sales and Selling, General Administrative and Other Expense above.

  Financial Condition, Capital Resources and Liquidity

At March 31, 1997, working capital was $9,957,000 as compared to working capital of $8,596,000 at March 31, 1996.

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


                                  REXHALL INDUSTRIES, INC. by
                                         (Registrant)


Date: May 15, 1997                  /S/William J. Rex
                                   William J. Rex
                                   Chairman, President and
                                   Chief Executive Officer

Date: May 15, 1997                  /S/Phillip J. Parks
                                   Phillip J. Parks
                                   Controller

Exhibit 11.


  Computation Supporting Earnings per Common Share


                                             First Quarter

                                          1996            1997

Net Income                            $  461,000       $  538,000

Net Income per Common Share                 .17*              .20

Weighted Average Number of Common      2,736,328        2,725,131
Shares Outstanding


*Originally reported as $.18 per share of 2,606,027 shares outstanding, however, considering the 5% stock dividend paid on 4/17/96, adjusted earnings to $.17 per share.