Form 10-Q
period 1997-06-30
REXHALL INDUSTRIES INC
filed 1997-08-14
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


   For Quarter Ended June 30, 1997        Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,767,806 as of 7/31/1997.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Condensed Balance Sheets at June 30, 1997                    3
     and December 31, 1996

     Condensed Statements of Operations for the
     three and six months ended June 30,1997
     and June 30, 1996                                          4, 5

     Condensed Statements of Cash Flows (unaudited)
     for the six months ended June 30, 1997
     and June 30, 1996                                            6

     Notes to Condensed Financial Statements
     as of June 30, 1997                                          7

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations             8, 9

PART II - OTHER INFORMATION

  Item 6.

  Exhibits and reports on Form 8-K                                9

    Form 8-K has been filed during the
     quarter for which this report is filed.

  Signatures                                                     10

  Exhibits

     Exhibit 11 - Computation supporting                         11
     earnings per common and common equivalent share amounts

     Exhibit 27 - Financial Data Sheet Submitted via Edgar
     Electronic Filing System                                    12

                                                (Audited)     (Unaudited)
                                                December 31     June 30
PART I - FINANCIAL INFORMATION                     1996           1997

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS

  Assets:

  Current Assets
    Cash and Short Term Investments              $ 742,000       $  681,000
    Accounts Receivable                          3,208,000        5,552,000
    Inventories                                 13,793,000       12,978,000
    Other Current Assets                           151,000           93,000
    Income Tax Received                            271,000              ---
    Deferred Income Taxes                          439,000          439,000
     Total Current Assets                       18,604,000       19,743,000
  Property and Equipment - Net                   4,885,000        4,960,000
  Other Assets                                       7,000            7,000

        TOTAL ASSETS                           $23,496,000      $24,710,000

  Liabilities and Shareholders' Equity:

  Current Liabilities
    Accounts Payable                            $7,591,000       $ 7,561,000
    Warranty Allowance                             355,000           323,000
    Reserve for Self-Insurance                     365,000           413,000
    Other Accrued Liabilities                      748,000           903,000
    Income Taxes Payable                               ---               ---
    Current Portion of Long Term Debt               26,000            25,000
     Total Current Liabilities                   9,085,000         9,225,000
    Deferred Income Tax Liabilities                  4,000            25,000
    Long Term Debt                                 826,000           815,000
    Total Liabilities                          $ 9,915,000       $10,065,000

  Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at June 30,
    1997 and December 31, 1996

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Outstanding 2,767,806 shares
    at 7/31/1997 and 2,630,030
    shares at December 31, 1996               $ 6,533,000        $ 6,376,000
    Retained Earnings                           7,048,000          8,269,000
       Total Shareholders' Equity              13,581,000         14,645,000
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $23,496,000        $24,710,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                Three Months Ended
                                         June 30, 1996        June 30, 1997

Sales                                     $18,780,000          $16,215,000

Cost of Sales                              15,543,000           13,583,000

Gross Profit                                3,237,000            2,632,000

Selling, General, Administrative
Expenses and Other Expenses                 1,843,000             1,485,000

Income Before Taxes                         1,394,000             1,147,000

Income Taxes                                  566,000               464,000

Net Income                                 $  828,000            $  683,000

Net Income Per Common Share                $      .29(1)         $      .24
Weighted Average Number of
Common Shares Outstanding (primary)         2,848,564(2)          2,821,433


(1) Net income per common share originally reported as .31. However, considering the 5% stock dividend paid on 5/26/97, the figure has been adjusted to reflect the dividend in order to equitably compare like quarters.

(2) Weighted average number of common shares outstanding was originally reported as 2,712,918. Considering the 5/26/97 5% dividend, the number indicated above reflects such dividend.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                               Six Months Ended
                                        June 30, 1996     June 30, 1997

Sales                                    $ 33,851,000        33,880,000

Cost of Sales                              28,383,000        28,848,000

Gross Profit                                5,468,000         5,032,000

Selling, General, Administrative
Expenses and Other Expenses                 3,320,000         2,981,000

Income Before Taxes                         2,148,000         2,051,000

Income Taxes                                  859,000           830,000

Net Income                                $ 1,289,000       $ 1,221,000

Net Income Per Common Share               $       .45(1)    $       .43

Weighted Average Number of
Common Shares Outstanding                   2,848,564(2)      2,821,433
 (primary)


(1) Net income per common share originally reported as .48. However, considering the 5% stock dividend paid on 5/26/97, the figure has been adjusted to reflect the dividend in order to equitably compare like quarters.

(2) Weighted average number of common shares outstanding was originally reported as 2,712,918. Considering the 5/26/97 5% dividend, the number indicated above reflects such dividend.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997


                                                        1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                           $1,289,000   $1,221,000
Adjustments to reconcile net income to net cash
  provided(used by) operating activities:
Depreciation and amortization                            102,000     132,000
Decrease(Increase) in accounts receivable               (502,000) (2,344,000)
(Decrease)Increase in inventories                     (4,037,000)    815,000
Decrease in other current assets                         134,000      58,000
(Decrease)Increase in accounts payable                 1,973,000     (30,000)
Increase in reserve for self insurance                    15,000      48,000
Decrease(Increase) in other current liab. inc. warranty (106,000)    (32,000)
Increase in non-current accrued liabilities              242,000     155,000
(Increase)decrease income tax receivable                     ---     271,000
Increase(decrease) deferred income tax liabilities           ---      21,000
Net cash used by operating activities                   (890,000)    315,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                     (504,000)   (207,000)

Net cash used in investing activities                   (504,000)   (207,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
(Repurchase) Issuance of Common Stock                     32,000    (157,000)
Repayment of long-term debt                              (12,000)    (12,000)
Net cash (used in) provided by financing activities       20,000    (169,000)


NET DECREASE IN CASH AND CASH
EQUIVALENTS                                           (1,374,000)    (61,000)

BEGINNING CASH AND CASH EQUIVALENTS                    1,998,000     742,000
ENDING CASH AND CASH EQUIVALENTS                       $ 624,000   $ 681,000

PART I - FINANCIAL INFORMATION

  Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements

                                June 30, 1997


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

The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.


2. Detail of Inventory                  December 31, 1996     June 30, 1997

    Raw Material                           $ 6,608,000          $ 7,639,000
    Work in Process                          2,753,000            2,823,000
    Finished Motorhomes                      4,432,000            2,516,000

     TOTAL                                 $13,793,000          $12,978,000


 3. Cash in Bank                             $ 742,000           $  681,000

        TOTAL                                $ 742,000           $  681,000


4. On 4/21/97 the Board of Directors approved to issued a 5% common stock divided to owners of record as of May 12, 1997. The earnings per share data has been adjusted in order to equitably compare like quarters.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations


  Results of Operations

  Sales - 2nd Quarter 1997 Compared with 2nd Quarter 1996

  Sales for the quarter ended June 30, 1997, totaled $16,215,000 as compared to $18,780,000 in 1996. The units sold in 1997 were 275 vs. 336 in 1996.
  The decrease in sales was due to the restructuring of the Indiana plant.


  Cost of Sales - 2nd Quarter 1997 compared with 2nd Quarter 1996

  The Cost of Sales as a percentage of sales for the second quarter of 1997 was 83.8% vs. 82.7% in the second Quarter of 1996. The cost of sales percentage for 1997 increased due to cost obsorbtion of product improvements.


  Gross Profit - 2nd Quarter 1997 compared with 2nd Quarter 1996

  Gross Profit for the second quarter of 1997 decreased to 16.2% from 17.2% for the second quarter of 1996. The decrease was due to the decline in sales.


  Selling, General Administrative and Other Expenses - 2nd Quarter 1997 compared with 2nd Quarter 1996

  Selling, General Administrative and Other Expenses were 9.2% of Sales in 1997 as compared to 9.8% in the second quarter of 1996. The expenses associated with sales commissions and advertising were major factors involved in the decreased expenses.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis or Plan of Operations

  Financial Condition, Capital Resources and Liquidity

  At June 30, 1997, working capital was $10,518,000 as compared to working capital of $9,519,000 at December 31, 1996.

  At present, the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. At June 30, 1997, the company had used $365,000 under this line of credit to obtain a stand-by Letter of Credit permitting the company to remain self-insured for Workers' Compensation.

  Management believes that internally generated funds, cash on hand, and borrowing available under its line of credit will be sufficient for the Company's cash needs for the next twelve months.


PART II - OTHER INFORMATION


Item 6. - Exhibits and Reports on Form 8-K

 a) Exhibit 11. Computation supporting earnings per common and common equivalent share amounts.

 b) Reports on Form 8-K.   Form 8-K has been filed during the quarter for
    which this report is filed.

  The Company is a defendant in an action on behalf of purchasers of its motorhomes, alleging that the Company and its California dealers misrepresented the construction and quality of its motorhomes. The action is currently pending in Orange County Superior Court, California. Class certification proceedings began April 1, 1997, and mailing to the certified class was authorized July 16, subject to additional hearings seeking decertification set for August 13, 1997. The relief requested includes actual damages, injunctive relief, and punitive damages, in unspecified amounts. An adverse judgment, if granted, could be material to the Company. While the outcome of the litigation cannot be predicted, the Company believes that it has meritorious defenses to the claims. (The court date August 13, 1997, has been continued by order of the court until August 27, 1997.)


 c) Exhibit 27. Financial data sheet submitted to SEC via Edgar Electronic Filing System.

                          REXHALL INDUSTRIES, INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REXHALL INDUSTRIES, INC. by
                                   (Registrant)

Date: August 14,1997               /S/William J. Rex
                                   William J. Rex
                                   Chairman, President and
                                   Chief Executive Officer

Date: August 14, 1997              /S/Phillip J. Parks
                                   Phillip J. Parks
                                   Controller

Exhibit 11.


  Computation Supporting Earnings per Common Share


                                            Second Quarter

                                            1996       1997

  Net Income                             $ 828,000   $ 683,000
  Weighted Average Number of Common
  Shares Outstanding (primary)           2,848,564   2,821,433

   Earnings per Share                    $     .29   $     .24


 (1) Originally reported as 2,712,918 shares outstanding and earnings per share to be at .31. However, considering the 5% stock dividend paid on 5/26/97, the figures have been adjusted to reflect the dividend in order to equitably compare like quarters.