Form 10-Q
period 1997-09-30
REXHALL INDUSTRIES INC
filed 1997-11-12
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For Quarterly Period Ended September 30, 1997  Commission file number:0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,767,806 as of 9/30/97.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Condensed Balance Sheets at September 30, 1997               3
     and December 31, 1996

     Condensed Statements of Operations for the
     three and nine months ended September 30,1997
     and September 30, 1996                                      4, 5

     Condensed Statements of Cash Flows  for the
     nine months ended September 30, 1997
     and September 30, 1996                                        6

     Notes to Condensed Financial Statements
     as of September 30, 1997                                      7

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations              8, 9

PART II - OTHER INFORMATION

  Item 1.

  Exhibits and Reports on Form 8-K                              10

     Form 8-K has been filed during the quarter for which this report is filed

  Signatures                                                    10

  Exhibits

     Exhibit 11 - Computation supporting earnings
     per common and common equivalent share amount             11

     Exhibit 27 - Financial Data Sheet Submitted via Edgar
     Electronic Filing System                                  12

                                                  (Audited)     (Unaudited)
                                                  December  31  September 30
PART I - FINANCIAL INFORMATION                       1996           1997

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS
  Assets:
  Current Assets
    Cash                                              $742,000   $1,043,000
    Accounts Receivable                              3,208,000    6,474,000
    Inventories                                     13,793,000   13,438,000
    Other Current Assets                               151,000      166,000
    Income Tax Receivable                              271,000          -0-
    Deferred Income Taxes                              439,000      439,000
     Total Current Assets                           18,604,000   21,560,000
  Property and Equipment - Net                       4,885,000    5,108,000
  Other Assets                                           7,000        7,000
        TOTAL ASSETS                               $23,496,000  $26,675,000

  Liabilities and Shareholders' Equity:

  Current Liabilities
    Accounts Payable                               $7,591,000    $8,665,000
    Warranty Allowance                                355,000       321,000
    Reserve for Self-Insurance                        365,000       420,000
    Other Accrued Liabilities                         748,000     1,524,000
    Current Portion of long-term debt                  26,000        26,000
     Total Current Liabilities                      9,085,000    10,956,000
    Deferred Income Tax Liabilities                     4,000           -0-
    Long-term debt                                    826,000       805,000
     Total Liabilities                              9,915,000    11,761,000

  Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at September 30,
    1997 and December 31, 1996

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Issued & outstanding 2,767,806 shares
    at Sept. 30, 1997 and 2,630,030
    shares at December 31, 1996                     6,553,000     6,376,000
    Retained Earnings                               7,048,000     8,538,000
       Total Shareholders' Equity                  13,581,000    14,914,000
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                       $23,496,000   $26,675,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                   Three Months Ended
                                             Sept. 30, 1996   Sept. 30, 1997

Sales                                           $17,431,000      $15,997,000

Cost of Sales                                    15,008,000       13,817,000

Gross Profit                                      2,423,000        2,180,000

Selling, General, Administrative
Expenses and Other Expenses                       1,628,000        1,705,000

Income Before Income Taxes                          795,000          475,000

Income Taxes                                        318,000          146,000

Net Income                                          477,000          329,000

Net Income Per Common Share                       $     .17(1)      $    .12

Weighted Average Number of
Common Shares Outstanding (primary)              2,859,800(2)      2,756,719

(1) Net Income per common share originally reported as .18. However, considering the 5% stock dividend paid on 5/26/97, the figure has been adjusted to reflect the dividend in order to equitably compare like quarters.

(2) Weighted average number of common shares outstanding was originally reported as 2,712,918. Considering the 5/26/97 5% dividend, the number indicated above reflects such dividend.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                    Nine Months Ended
                                             Sept. 30, 1996   Sept. 30, 1997

Sales                                          $51,281,000       $49,877,000

Cost of Sales                                   43,391,000        42,665,000

Gross Profit                                     7,890,000         7,212,000

Selling, General, Administrative
Expenses and Other Expenses                      4,947,000         4,686,000

Income Before Income Taxes                       2,943,000         2,526,000

Income Taxes                                     1,177,000         1,036,000

Net Income                                      $1,766,000        $1,490,000

Net Income Per Common Share                     $      .62(1)     $      .54

Weighted Average Number of
Common Shares Outstanding                        2,859,800(2)      2,756,179

(1) Net income per common share originally reported as $.65. However, considering the 5% stock dividend paid on 5/26/97, the figure has been adjusted to reflect the dividend in order to equitable compare like quarters

(2) Weighted average number of common shares outstanding was originally reported as 2,732,619. Considering the 5/26/97 5% dividend, the number indicated above reflects such dividend.

   PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                                     1996             1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                       $ 1,762,000     $1,490,000
Adjustments to reconcile net income to net cash
  provided(used)by operating activities:
Depreciation and amortization                        102,000        222,000
(Increase) in accounts receivable                   (732,000)    (3,266,000)
(Increase) in inventories                         (5,446,000)       355,000
Increase(Decrease) in other current assets           (32,000)       (15,000)
Increase(Decrease) in income tax receivable              -0-        271,000
(Decrease)Increase in accounts payable             3,480,000)     1,075,000
Increase(Decrease) in reserve for self insurance     (38,000)        55,000
Increase (Decrease) in other liability
 including warranty                                 (106,000)      (35,000)
(Increase)Decrease in deferred tax liabilities           -0-        (4,000)
Increase in other current liabilities                242,000       776,000
Net cash (used in) provided by operating activities (768,000)      924,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                 (855,000)     (445,000)

Net cash used in investing activities               (855,000)     (445,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

(Repurchase)Issuance of Common Stock                  18,000      (157,000)
Repayment of long-term debt                          (20,000)      (21,000)

Net cash (used in) financing activities               (2,000)     (178,000)


NET INCREASE(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      (1,625,000)      301,000

BEGINNING CASH                                     1,998,000       742,000
ENDING CASH                                       $  373,000    $1,043,000

PART I - FINANCIAL INFORMATION

  Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements
                                (Unaudited)
                             September 30, 1997


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

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.


 2. Detail of Inventory                December 31, 1996   September 30, 1997

    Raw Material                            $ 6,608,000         $ 7,707,000
    Work in Process                           2,753,000           2,038,000
    Finished Motorhomes                       4,432,000           3,693,000

    TOTAL                                   $13,793,000         $13,438,000


 3. Cash in Bank                                742,000           1,043,000
                                              $ 742,000         $ 1,043,000

 4. On 5/26/97 the Board of Directors approved and issued a 5% common stock dividend to owners of record as of May 12, 1997. The earnings per share data has been adjusted in order to equitably compare like quarters.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations


  Sales - 3rd Quarter 1997 Compared with 1996 3rd Quarter

 Sales for the quarter ended September 30, 1997, totaled $15,997,000 as compared to $17,431,000 for the quarter ended September 30, 1996. The units sold in 1997 were 275 vs. 312 in 1996. The decrease in sales was due to the continuing restructuring of the Indiana plant.

Cost of Sales - 3rd Quarter 1997 compared with 3rd Quarter 1996

 The cost of sales as a percentage of sales for the third quarter of 1997 was 86.4% vs 86.0% in the third quarter of 1996. The cost of sales percentage for 1997 increased due to cost absorption of product improvements.

  Gross Profit - 1997 3rd Quarter compared with 1996 3rd  Quarter

 Gross Profit for the 3rd quarter of 1997 decreased to 13.6% from 13.9% for the 3rd quarter of 1996. This decrease was due to the decline in sales discussed in sales and cost of sales above.

 Selling, General Administrative and Other Expenses - 3rd Quarter 1997 compared with 1996 3rd Quarter

 Selling, General Administrative and Other Expenses were 10.7% of Sales in 1997 as compared to 9.3% in the 3rd quarter of 1996. Increase in expenses are attributed to interest reimbursements to dealers, spiffs to dealers' sales people and show rental expenses.

PART I - FINANCIAL INFORMATION

  Item 2. - Management Discussion and Analysis of Financial Condition and Result of Operations.

  Financial Condition, Capital Resources and Liquidity

 At September 30, 1997, working capital was $10,581,000 as compared to working capital of $9,519,000 at December 31, 1996.


 At present, the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. At September 30, 1997, the company had used $365,000 under this line of credit to obtain a Letter of Credit permitting the company to remain self-insured for Workers' Compensation.

 Management believes that inventory reduction will start with the largest R.V. trade show in Louisville, Kentucky coupled with on going dealers expansion. Notably, Rexhall's current ratio of assets to liabilities remain an impressive 2 to 1.

PART II - OTHER INFORMATION


Item 1. - Exhibits and Reports on Form 8-K

 a) Exhibit 11.   Statement re:computation of per share earnings.

 b) Reports on Form 8-K.   The following reports, Form 8-K, have been filed.

    Form 8-K 7/21/97
    Form 8-K 8/28/97

                          REXHALL INDUSTRIES, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   REXHALL INDUSTRIES, INC. by
                                          (Registrant)


Date:  November 14, 1997           /S/William J. Rex
                                   William J. Rex
                                   Chairman, President and
                                   Chief Executive Officer

Date:  November 14, 1997           /S/Phillip J. Parks
                                   Phillip J. Parks
                                   Controller

Exhibit 11.


  Computation Supporting Earnings per Common Share


                                            Third Quarter

                                    1996           1997

  Net Income (Loss)              $ 477,000      $ 329,000
  Weighted Average Number of
  Shares Outstanding             2,859,800      2,756,719

  Earnings (Loss) per Share      $     .17(1)   $     .12


(1) Originally reported as 2,723,619 shares outstanding and earnings per share to be at .18. However, considering the 5% stock dividend paid on 5/26/97, the figures have been adjusted to reflect the dividend in order to equitably compare like quarters.