Form 10-K
period 1997-12-31
REXHALL INDUSTRIES INC
filed 1998-03-31
CIK 850476

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 --------
                                 FORM 10-K
(Mark One)
[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

               For the fiscal year ended December 31, 1997
                                    OR
           [ ]Transition report pursuant to section 13 or 15(d) of
            the Securities Exchange Act of 1934 [No fee required]
                             (No fee required)

           For the Transition period from          to

                      Commission file number: 0-10067
                     _________________________________
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

                               Yes  x  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 18, 1998 the aggregate market value of voting stock held by non-affiliates was approximately $6,623,858. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. Total shares of common stock held by those deemed to be affiliates at March 18, 1998 totaled 1,373,000. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 18, 1998 there were 2,714,017 shares of the Registrant's common stock outstanding.

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

     The Company has operated out of two main production facilities located in Lancaster, California and Elkhart, Indiana (See Item 2. Properties).
The Company's corporate offices are located at its Lancaster facility.


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

     Class A motorhomes are different from mobile homes, which are manufactured housing designed for permanent or semi-permanent residential dwelling and, although movable, are not used for transportation. Class
A motorhomes are also different from other recreational vehicles, such as class B van campers, which are smaller than, and do not provide all of the features that typically are standard on, Class A motorhomes; Class
C mini-low profile and compact motorhomes, which are built on a van or small truck chassis that is supplied with an engine and finished cab section and are differentiated by size; and travel trailers, which are non- motorized vehicles designed to be towed by automobiles, pick-up trucks and vans, and generally by law may not be used as living quarters unless stationary. Travel trailers are further classified as conventional, fifth wheel and park trailers and generally are differentiated by the method and vehicle employed for towing, size configuration and use. Other recreational vehicle categories include folding camping trailers, truck campers and van conversions.

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

Industry

     The following table sets forth comparisons of units and dollar sales of all recreational vehicles and Class A motorhomes in the United States (Industry source is the RV Market Report, Annual Review 1997 published January 1998 by the Recreation Vehicle Industry Association in Reston, Virginia) compared with units and dollar sales of the Company during the years ended December 31, 1995, 1996 and 1997:


                                     % Change                    % Change
                        Unit         From Prior    Revenues       From Prior
                        Sales          Year         (000)            Year

Total Recreational Vehicles
     1997            438,800         (6.0)%       9,696,588        (3.8)%
     1996            466,800         (1.8)%      10,081,182         +2.1%
     1995            475,200         (8.4)%       9,877,624        (0.8)%

Class A Motorhomes
     1997             37,600         +3.0%        2,629,180        +14.0%
     1996             36,500        +10.6%        2,305,788         +5.3%
     1995             33,000       (11.5)%        2,189,913         +7.1%

Rexhall Industries, Inc.
     1997              1,082        (7.5)%           63,012        (3.0)%
     1996              1,170         +2.4%           64,959         +7.0%
     1995              1,143        +15.1%           60,709        +21.2%

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


The Company's Motorhomes

     The Company's motorhomes are built with attention to quality. The materials used by the Company in constructing its motorhomes are commonly found on more expensive models and, in the opinion of management, generally are superior to those found on motorhomes in the same price range as the Company's motorhomes. The Company uses only steel, as opposed to wood or aluminum, in framing its cage. The Company uses gel coated, high gloss, one-piece fiberglass panel for the sidewalls, front cap, rear cap and roof, giving the look of a more expensive motorhome and eliminating many of the seams commonly found in most motorhomes. Additionally, fiberglass generally allows easier repair of collision marks and scrapes as opposed to aluminum, the other material commonly used in sidewall construction. For insulation, the Company uses polyurethane foam and polystyrene.

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

     The Company currently offers six lines of Class A motorhomes. The product lines are Aerbus, Rexair, RoseAir, Vision, Anthem and American Clipper.

     The Company's Class A line offers many models and floor plans with multiple decors. These various models come with the following chassis and engine types (See Item 1. Raw Materials and Chassis.):

  - Ford chassis with a 415 CID (6.8 liter) electronic fuel injection engine
  - Chevrolet chassis with a 454 CID (7.4 liter) engine and the new Vortec engine
  - Spartan or Freightliner chassis with Cummins 250, 275 or 300 HP diesel pusher

     Models range in size from an overall length of approximately 23 feet to approximately 38 feet with a wheel base average of 158 inches to 228 inches. All models have an overall maximum width of eight and one half feet (102" Wide body) with a height (with air conditioner) of approximately 11 feet.

     In addition to size or chassis, Rexair, Aerbus, RoseAir, Vision, Anthem and American Clipper models are differentiated by exterior graphics and some floor plan and sleeping accommodations. Depending on the model, a Rexair, Aerbus, RoseAir, Vision, Anthem and American Clipper motorhome are equipped to sleep four to six adults comfortably. Standard features and equipment on all Rexhall models include 75 or 80 gallon gas tank (depending on chassis and model), halogen headlights, dash air conditioning, double door flush mounted refrigerator/freezer, three burner range with automatic pilot and optional conventional oven, radial tires, stabilizing air bags, 30,000 B.T.U. furnace, day/night shades and extra large batteries mounted on a slide-out tray for easy access and service. Additional standard equipment includes a television, television antenna, AM/FM stereo radio with cassette player, auxiliary power generators, convection microwave oven, roof air conditioners, and video tape player. Optional equipment include leak detector for propane, back up camera, washer and dryer, hydraulic leveling jacks, electric and heated mirrors, 50 AMP service, ice maker and power entry step for easier entry into the motorhome, some models may vary in standard equipment.

     Suggested retail prices of Rexair, Aerbus, or Rollsair models with standard equipment range from approximately $75,000 to $159,000 (diesel models) and fully equipped with all available options from approximately $91,500 to $175,000. Suggested retail prices for the Vision and American Clipper models (entry level) with standard equipment range from approximately $61,500 to $69,000 (add $4,000 for available options).


Specialty Vehicles

     In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users, such as mobile testing by a health care provider, command units by a police department and Canadian fire department, post office facilities by the United States Postal Service and classrooms by a school district. During 1995, 1996, and 1997, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no plans to phase out its specialty vehicle business, it anticipates that such business will constitute a low percentage of the Company's overall revenues in the future.

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

     The Company operates one production shift, producing an average of 86 units per month during 1997. Total gross units produced in 1997, was 1,031 units. Unit production increases can be achieved at a relatively low cost on the existing production shift by increasing the number of production employees.


Raw Materials and Chassis

     The principal raw materials used in the manufacturing process are steel, fiberglass, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

     The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front engine chassis from Ford Motor Company and Chevrolet Motor Division (GM Corporation). Rear engine pushers are purchased from Spartan Motors, and Freightliner under separate arrangements. The Company acquires Ford and GM products under converters agreement which are used by the Company to purchase the chassis with financing provided by the supplier's affiliates. The financing provided to obtain chassis under the converter agreements bear interest at the rate prime plus 1% for both lenders (9.5% at December 31, 1997) and is secured by the Company's assets. Upon starting production of the motorhome, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. The rear engine diesel chassis from Freightliner and Spartan each have net 30 day terms. Approximately 92.8% of all chassis are purchased from Ford and GM.

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

     Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed. Dealers do not have the right to return motorhomes.

     The Company's liability under the repurchase agreements is limited to the total unpaid balance (including interest and other charges) owed to the lending institution by reason of its extension of credit to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments. At December 31, 1996 and 1997 the Company's contingent liability was approximately $17,528,000 and $22,130,000 respectively. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal.

Advertising and Promotion

     The Company advertises its motorhomes to consumers in recreational vehicle magazines and to dealers in trade publications and also uses point-of-purchase promotional materials. Its promotional activities generally consist of participation at three major recreational vehicles shows (Pomona Show in California, Louisville Show in Kentucky and Tampa Show in Florida) held during the year, as well as local recreational vehicles shows held by its dealers. The company also advertises its product on the World Wide Web under the following site: http://www.rexhall.com. E-Mail responses from consumers shows great promise for this advertising media.


Seasonality and Backlog

     The recreational vehicle business generally has been seasonal with most sales occurring in the months of February through October, with November through January sales being considerably slower.

     Historically, the Company does not maintain a significant inventory of finished motorhomes. Production is based on dealer orders and shipments which usually occur within four to eight weeks of the receipt of an order. At December 31, 1995, 1996 and 1997, the Company's backlog of dealer orders were $2,650,000, $3,688,000 and $3,864,000 respectively. The Company believes that backlog is not necessarily a reliable indication of future sales because dealer orders not only fluctuate but, by industry customs, are cancelable without penalty and because motorhomes have a relatively short manufacturing cycle.

Product Warranty

     The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $775,000, $959,000 and $1,753,000 for the years ended December 31, 1995, 1996, and 1997 respectively. The increase in warranty cost is primarily attributed to units produced at the Indiana facility. In most cases, warranty work is performed by a member of the Company's dealer network. The Company owns and operates two service facilities; one in Lancaster, California and the other in Elkhart, Indiana. The Company is now using both facilities to accomplish warranty repairs which normally would have been performed by one of its dealers. Management believes that these Service Centers allow the Company the benefit of providing better customer service and satisfaction.


Competition and Other Business Risks

     Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for twelve years and competes with many manufacturers (such as Fleetwood, National RV, Damon, Thor Industries, and Coachman), several having multiple product lines of Class A motorhomes and other recreational vehicles and most being larger and having substantially greater financial and other resources than the Company. The Company sells motorhomes in most of the 48 states. Additionally, the Company sells to dealers in Canada. The Company believes that the quality, design and value offered by its motorhomes to be appealing to the consumer market.

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

     Except for the historical information presented, forward-looking statements are made only as of the date made, based upon factors known to management at the time. We are aware that material prices may increase and have assumed that we will have no undue difficulty passing on these costs without adversely affecting sales. We have also assumed that employee relations continue to be favorable, that the orders on hand are not canceled by dealers, and that no unusual workers' compensation or legal claims other than those mentioned in Item 3 adversely affect the Company. General economic conditions and consumer uncertainty or lack of confidence may result in delayed purchases of recreational vehicles. Rising interest rates may adversely affect financing and sales, and uncertainty about rates continues. The sale of recreational vehicles is highly seasonal, so the results of operations will vary greatly at different times of the year. The Company has assumed that the current generation of retirees and the emerging generation of retirees will have the same interest in purchasing recreational vehicles, an assumption which has not yet been tested and may not be appropriate. We are aware that unpredictable events can and do occur and cannot assure anyone that adverse events will not take place. The manufacture and sale of recreational vehicles is a complex and difficult business with many unforseen events and conditions beyond the control of manufacturers. We do not intend to update statements made in this report or elsewhere.

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

     The Company is subject to the provisions of Transport Canada for vehicles exported to Canada. The regulations under that legislation is similar in nature and design to its American counterparts.

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


Patents and Trademarks

     The Company claims 'Aerbus', 'Rexair', 'RoseAir','Vision', 'Anthem', and 'American Clipper' as trademarks but believes its business is not dependent on these names or any other marketing device. The Company does not have any patents or licenses in the conduct of its business.


Employees

     At December 31, 1997, the Company had a total of 322 employees (279 in California and 43 in Indiana). None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.


Item 2.  Properties

     In December 1995, the Company completed construction and moved into a 87,000 square foot manufacturing facility in Lancaster, California which serves as both a manufacturing facility and the Company's Executive Offices. The facility, built at a cost of approximately $2.2 million, enables the Company to benefit financially by eliminating its previous lease expense.
The facility was designed by management to insure efficiency and to specifically position the company with the opportunity to meet increase production demands based on orders that continue to rise on a yearly basis. In September 1996, expansion construction began at the Lancaster site. The new addition, completed in the fourth quarter of 1997, provided an additional 19,320 square feet of production space. The Lancaster facility is debt free with no mortgages on the facility.

     The Company owns a 97,000 square foot facility on 12 acres in Elkhart, Indiana. The Elkhart facility is debt free with no mortgages on the property. As of December 30, 1997 the company had decided to cease production at the Elkhart facility. However, the company will retain its wholesale motorhome sales, warranty and service operations at the location. As a result of this decision to restructure its operations, the Company recorded a charge to operations of $1,542,000 in 1997. See footnote 2 to the financial statements.

     In September 1995, the Company purchased a 4.5 acre site located in Lancaster, California to serve as the Company's RV Service Center. The site contains a 40,000 square foot facility and was purchased from the City of Lancaster's Redevelopment Agency for $980,000. At December 31, 1997, the Company was indebted to the City of Lancaster Redevelopment Agency an amount of $824,000 with interest at 5.93% per annum due October 2015. The promissory note is collateralized by the Lancaster land and building with a net book value of approximately $932,000 at December 31, 1997. The Company leased a portion of the facility to Lancaster RV from December 1997 to present. Lancaster RV is a major retail dealer.

     In September 1996, the Company purchased a 4,500 square foot facility located one mile east of the Elkhart Plant. The facility has 1,500 sq. ft. of office space and a 3,500 sq. ft. warehouse area. The facility is currently leased to S & S RV as a retail RV Center.

     The Company believes that its facilities are adequate to meet its foreseeable needs.


Item 3. Legal Proceedings

     The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California has been settled subject to court approval.

     Under the agreement Rexhall would pay $825,000 in cash, and issue one coupon per vehicle owned by members of the class of $1250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. Coupons would be redeemable at Rexhall's two (2) service centers in Indiana and California, as well as three (3) other dealerships geographically dispersed. Purchasers of Indiana manufactured vehicles will be added as members of the settlement class. The total number of vehicles owned by class members is estimated at approximately 5,000. The Company has accrued a total of $1,590,000 at December 31, 1997 for costs related to this settlement.

     Other than the above referenced Masterjohn Case, the Company is a defendant in various legal proceedings. Company counsel and management believe that these actions should not result in significant liability to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the vote of security holders during the fourth quarter of 1997.

                             PART II

Item 5. Market for Common Equity and Related Stockholders Matters.


Market Information.

     The Company's Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the NASDAQ National Market System. The Company's NASDAQ symbol is "REXL". The following table sets forth the range of high and low closing sale prices of a share of the Company's Common Stock in the over-the-counter market for each quarter since the first quarter of 1995 according to NASDAQ:

               1995                  High           Low
        First Quarter              $ 7-1/4       $ 5-1/2
        Second Quarter               7-1/8         5
        Third Quarter                6-3/4         5
        Fourth Quarter               6-1/4         4-1/2

               1996                  High          Low
        First Quarter              $ 7           $ 4-7/8
        Second Quarter               8-1/8         6-1/4
        Third Quarter                11            6
        Fourth Quarter               10            6-1/2

                1997                 High          Low
        First Quarter                6 7/8         5 1/2
        Second Quarter               6 1/4         4 3/4
        Third Quarter                6             5 1/4
        Fourth Quarter               5 3/4         4 5/8

Holders

      At March 26, 1998, the Company had 67 shareholders of record.

Item 6. Selected Financial Data.

      The following selected financial information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company included elsewhere herein. The following table presents selected historical financial data of the Company for each of the five fiscal years in the period from December 31, 1993 through December 31, 1997. The financial information as of and for each of the five years in the period ended December 31, 1997 were derived from audited financial statements of the Company.

Statement of Operations Data:
(in thousands, except per-share date)
                                   Year Ended December 31,
                          1993       1994       1995        1996        1997

Net Revenues           $30,218     50,090     60,709      64,959      63,012

Cost of Goods Sold      25,723     43,184     51,981      56,167      55,921

Gross Profit             4,495      6,906      8,728       8,792       7,091

Selling, General, and
 Administrative Expenses 2,828      3,841      5,281       6,426       7,286

Restructuring Charge       ---        ---        ---         ---       1,042

Income (Loss) from
 Operations              1,667      3,065      3,447      2,366       (1,237)

Interest Income            121        181         69         29            3

Interest Expense           (26)       (48)      (136)      (171)        (134)

Legal Settlement           ---        ---        ---        ---       (1,590)

Other Income(Expense)       26         24         14        (93)          46

Income (Loss) Before
 Income Taxes            1,788      3,222      3,394      2,131       (2,912)

Provision for Income
 Taxes (Benefit)           580      1,300      1,360        847       (1,077)

Net Income (Loss)      $ 1,208      1,922      2,034      1,284       (1,835)

Net Income (Loss)
 Per Share - Basic     $   .48        .70        .73        .46         (.67)

Net Income (Loss) per
Share - Diluted (1)        .46        .67        .71        .45         (.67)

Weighted Average Shares
Outstanding - Basic  2,526,000  2,751,000  2,792,000  2,806,000    2,740,000

Weighted Average Shares
 Outstanding-Diluted 2,646,000  2,851,000  2,862,000  2,856,000    2,740,000

Balance Sheet Data:
(in thousands)
                                            December 31,
                         1993       1994       1995        1996         1997

Working Capital       $ 6,901      8,858      9,269       9,519        7,356

Total Assets           12,608     15,991     19,975      23,496       23,178

Long Term Debt
less Current Portion      ---        ---        852         826          797

Shareholders Equity     7,633     10,376     12,225      13,581       11,480

(1) Retroactively adjusted to give effect to a 5% stock dividend of 131,000 shares in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth for each of the three years indicated the percentage of revenues represented by certain items on the Company's Statements of Operations:

                                                 Percentage of Net Sales
                                                 Year Ended December 31,
                                               1995        1996        1997

Net Revenues                                  100.0%      100.0%      100.0%
Costs of goods sold                            85.6%       86.5%       88.7%
Gross profit                                   14.4%       13.5%       11.3%
Selling, general, and administrative expenses   8.7%        9.9%       11.6%
Restructuring charge                             ---         ---        1.7%
Income(loss) from operations                    5.7%        3.6%       (2.0%)
Legal Settlement                                 ---         ---       (2.5%)
Other Income(expense), net                     (0.1%)      (0.3%)      (0.1%)
Income(loss) before income taxes                5.6%        3.3%       (4.6%)
Provision for income taxes(benefit)             2.2%        1.3%       (1.7%)
Net income(loss)                                3.4%        2.0%       (2.9%)


Management Discussion and Analysis

Overview

            The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. As is generally the case in the recreational vehicle industry, various factors can influence sales, these include increases in interest rates, competition, restrictions on the availability of financing for the purchase of recreational vehicles as well as significant increases in the cost of gasoline. The Company's business is also seasonal in that the majority of sales occur in the second and third quarter.

            The Company has operated two manufacturing divisions Lancaster, California and Elkhart, Indiana. During 1997, the Company's Board of directors adopted a formal plan of restructuring whereby the Company implemented a plan to cease production operations at its Elkhart, Indiana manufacturing plant and potentially sell all or part of the real estate the facility occupied. This decision was based upon the Company's evaluation of costs and the product quality of the recreational vehicles being produced in Elkhart. Concurrent with this decision, the Company recently completed an expansion of its Lancaster facility to accommodate the expected rise in production.

            Two key transactions adversely impacted the Company's results of operations during 1997. In addition to the aforementioned restructuring charge for the production closure of the Elkhart facility, the Company reached a settlement of an existing class action lawsuit against the Company. Pursuant to the settlement, the Company is required to pay $825,000, plus issue coupons to all members of the class for a discount of $200 on future repairs or $1,250 towards the purchase of a new Rexhall vehicle. The Company has recorded the impact from these transactions in the accompanying statement of operations aggregating $1,042,000 for the restructuring and $1,590,000 for the lawsuit settlement.

Result of Operations

  Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

            Net revenues for the year ended December 31, 1997, were $63.0 million, compared to $65.0 million for 1996, a decrease of $2.0 million or 3.0%. The decrease in net revenues is principally due to reduced production and sales from its Elkhart facility. During 1997, revenues from the Elkhart facility were $10.7 million, compared to $19.4 million in 1996, a decrease of $8.7 million or 45%. This decrease was offset by increased net revenues at its Lancaster facility of $6.8 million to $52.3 million in 1997 from $45.5 million in 1996, an increase of 14.9%. The number of units shipped in 1997 decreased 88 to 1,082 in 1997 from 1,170 in 1996, a decrease of 7.5%. This decrease was somewhat higher than the overall decrease in sales as a result of the Company's effort to expand its offering of optional equipment items and other product improvements.

            Gross profit for the year ended December 31, 1997 decreased to $7.1 million from $8.8 million for 1996, a decrease of $1.7 million or 19.3%. The gross margin for 1997 was 11.3% as compared to 13.5% for 1996. The decrease in gross profit is due principally to increased chassis costs, production problems encountered in the production of vehicles at the Elkhart facility leading to the Company's decision to ultimately close production at the facility, and lastly, increased competition in the recreational vehicle industry. Also contributing to the reduction in gross profit was the overall 3.0% decrease in revenues.

            Selling, general and administrative expenses (SG&A) for the year ended December 31, 997 were $7.3 million, compared to $6.4 million for 1996, an increase of $0.9 million or 13.4%. The increase of SG&A is due principally to increase in sales incentive payments, legal expenses and warranty expense as compared to 1996. The percentage of SG&A to revenues was 11.6% for 1997 as compared to 9.9% for 1996. The increase is due, in part, to fixed costs of the Elkhart facility being spread over a smaller population of sales during 1997 as compared to 1996.

            During 1997, the Company's Board of Directors approved a restructuring of the Company's operations. The restructuring plan provided for changes in operational and production strategies. In implementing these plans, the Company decided to cease manufacturing operations at its Elkhart, Indiana plant. The closure of this facility was done in conjunction with the recently completed expansion of its Lancaster, California facility to accommodate the anticipated increased production. The Company believes that the national market can be adequately served from the California facility and that any slight increase in freight charges will be more than offset by the reduced manufacturing costs. As a result of this strategic change, the Company wrote down or wrote off entirely certain of its property and equipment and inventories located at the Elkhart facility aggregating $937,000. In addition, the Company recorded additional charges for severance costs and other expected costs associated with the facility closure aggregating $105,000. The total charge of $1,042,000 is recorded as a Restructuring charge in the accompanying statements of operations.

            During 1997, the Company reached a tentative settlement, subject to court approval, of its class action lawsuit. Under the settlement agreement, the Company will pay $825,000 in cash, and issue one coupon per vehicle owned by the members of the class for $1,250 towards the purchase of a new Rexhall vehicle or $200 towards service, parts and labor. Coupons would be redeemable at the Company's two service centers and at three dealerships which are suitably dispersed around the country. The Company has accrued for the estimated costs of the redemption of these coupons and the cash payment, aggregating $1,590,000 and has recorded this as Lawsuit settlement in the accompanying statements of operations.

            The net loss before income tax benefit for the year ended December 31, 1997 was $2.9 million, as compared with net income before tax of $2.1 million for 1996, principally due the aforementioned non-recurring charges. Without these non-recurring charges, loss before taxes would have been $0.3 million for the year ended December 31, 1997 as compared to net income of $2.1 million for 1996. The decrease in this adjusted difference is due principally to production inefficiencies in the Elkhart facility resulting in reduced gross margins, increased legal, warranty and other administrative costs in the Elkhart facility, and increased dealer rebates and sales incentive payments.

            The Company's effective income tax rate was 37.0% (benefit) for the year ended December 31, 1997 as compared with 39.7% for 1996. The income tax benefit in 1997 results from the anticipated refund of prior year income taxes from the carryback of the 1997 taxable net loss. Basic and diluted net loss per share was $0.67 for the year ended December 31, 1997, as compared to basic and diluted income per share of $0.46 and $0.45, respectively, in 1996. Exclusive of the impacts of the aforementioned non-recurring items, net loss would have been $0.2 million for the year ended December 31, 1997, as compared to net income of $1.3 million for 1996. Basic and diluted loss per share excluding the impact of the aforementioned non-recurring items would have been $0.06 for the year ended December 31, 1997 as compared to $0.46 and $0.45 respectively, for 1996. The decrease in both of these relationships is due principally to production inefficiencies in the Elkhart facility resulting in reduced gross margins, increase legal, warranty and other administrative costs in the Elkhart facility, and increased dealer rebates and sales incentive payments.

  Comparison of the Year Ended December 31, 1996 to Year Ended December 31,
  1995

            Net revenues for the year ended December 31, 1996, were $65.0 million, compared to $60.7 million for 1995, an increase of $4.3 million or 7.0%. The number of units shipped in 1996 increased 27 to 1,170 in 1996 from 1,143 in 1995, an increase of 2.4%. This increase was somewhat lower than the overall increase in sales as a result of the Company's effort to expand its offering of optional equipment items and other product improvements.
The average net selling price increased approximately 4.5% during the period.

            Gross profit for the year ended December 31, 1996 increased to $8.8 million from $8.7 million for 1995, an increase of $0.1 million or 0.7%. The gross profit for 1996 was 13.5% as compared to 14.4% for 1995. The decrease in gross profit is not significant but was impacted by increased chassis costs as well as increased competition in the recreational vehicle industry.

            Selling, general and administrative expenses (SG&A) for the year ended December 31, 996 were $6.4 million, compared to $5.3 million for 1995, an increase of $1.1 million or 21.7%. The increase in SG&A is due principally to increases in sales incentive payments, legal expenses and warranty expense as compared to 1995. During 1996, the Company made an increased effort to expand market share by emphasizing the use of sales incentive payments. Although the increase in the Company's overall market share was not significant, they held their market share during the period of little or no growth for the recreational vehicle industry. The percentage of SG&A to revenue was 9.9% for 1996 as compared to 8.7% for 1995. The increase is due to the aforementioned costs plus a higher level of fixed costs in 1996 for the Lancaster facility, opened in late 1995, being incurred for an entire year as compared to 1995.

            The Company's effective income tax rate was 39.7% for the year ended December 31, 1996 as compared with 40.1% for 1995. The Company's effective tax rate was consistent in both 1996 and 1995. Basic and diluted net income per share was $0.46 and $0.45 respectively, for the year ended December 31, 1996, as compared to basic and diluted net income per share of $.073 and $0.71, respectively, in 1995. The decrease in basic and diluted net income per share was due to certain increased product costs and increased SG&A costs such as sales incentive payments and higher fixed costs incurred at the new Lancaster facility, as a result of that facility being opened for all of 1996. The facility was opened in late 1995.

Liquidity and Capital Resources

            The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of December 31, 1997, the Company had working capital of $7,356,000, compared to $9,519,000 at December 31, 1996. The $2,163,000 decrease in working capital primarily resulted from a $4,354,000 decrease in inventories and a $1,938,000 increase in accrued legal and legal settlement, partially offset by a $2,170,000 increase in accounts receivable and a $1,758,000 increase in current deferred tax assets. The decrease in inventory and increase in accounts receivable relates to a particularly strong sales in December 1997, as compared with the same period in 1996.

            As of December 31, 1997, the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. Under this line of credit, $365,000 has been set aside as an Irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workmen's compensation insurance in California. Since the Company purchased workmen's compensation insurance covering their employees at their Elkhart plant, a similar letter is not required for this facility. As of December 31, 1997, the Company was not in compliance with certain of its debt covenants under the line of credit agreement. The Company received a waiver from the Bank with respect to their non-compliance through December 31,
1998.   At December 31, 1997, no amounts were outstanding under the line of credit agreement.

            During the year ended December 31, 1997, the Company repurchased stock on the open market aggregating $266,000.

            The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1998, including payments related to the legal settlement and expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowing under its revolving credit agreement.

            As mentioned previously, the Company restructured its operations and ceased production in its Elkhart, Indiana facility. As a result, the Company recorded certain charges for write-off of certain property and equipment and inventory in the Elkhart facility. The Company owns the real estate for the Elkhart facility. As of December 31, 1997, the Company has not decided what they will do with the real estate. The Company may continue to operate a service center on part of the location or may dispose of the real estate in its entirety. The Company has evaluated the recoverability of this real estate and has concluded that the appraised value of the real estate exceeds the related book value and that the cost of the real estate is recoverable. Accordingly, no impairment write-down has been recorded as of December 31, 1997.

Forward Looking Statements

            The foregoing discussion and other published documents contain forward-looking statements relating to the future operations of the Company, including the adequacy of the Company's cash for its anticipated requirements, and other matters. These forward-looking statements are based on a series of projections and assumptions regarding the economy, other statements which are not historical facts, the Company's operations and the recreational vehicle industry in general. Theses projections and assumptions involve certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. Furthermore, actual results may differ from the projected results as a result of unforseen developments relating the demand for the Company's services and competitive pricing in the recreational vehicle market, increased expenses, the success of planned advertising, changes in personnel or compensation or business interruption resulting from earthquakes and the like. Investors are also directed to consider other risks and uncertainties discussed in all documents filed by the Company with the SEC. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments after the date hereof.


New Accounting Pronouncements

            The Company adopted Statement of Financial Accounting
Standards No. 129 (SFAS No. 129), Disclosure of Information about Capital Structure in fiscal 1997. Statement No. 129 requires the disclosure of information about an entity's capital structure. SFAS No. 129 applies to all entities. The adoption of this statement was immaterial to the financial statement.

            The Company intends to adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS No. 130), in fiscal 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and is expected to be reflected in the Company's first quarter of fiscal 1998 interim financial statements. Components of comprehensive income include items such as net income and changes in value of available-for-sale securities. Adoption of this Standard will require additional disclosure, but will not have material impact on the Company's financial position or result of operations.

            The Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, (SFAS No. 131), for the preparation of the December 31, 1997 financial statements. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. It also establishes standards for related disclosures about products, services, geographic areas and major customers. This statement superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers.
SFAS No. 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services and services provided by operating segments. (See note 12 in Notes to Financial Statements.)

            The Company intends to adopt Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits (SFAS No. 132) in fiscal 1998. SFAS No. 132 supersedes the disclosure requirements of previously issued statements of Financial Accounting Standards, and amends the requirements for disclosure of such plans. As the Company does not currently offer any pension are post retirement benefits, management anticipates the impact of this statement to be immaterial.

Item 8. Financial Statements

                            Independent Audit's Report

The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying balance sheet of Rexhall Industries, Inc. as of December 31, 1997, and the related statements of operations, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amount and disclosure in the financial statetments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. as of December 31, 1997, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       KPMG Peat Marwich LLP
Los Angeles, California
March 12, 1998

<page

AUDITOR'S REPORT

REXHALL INDUSTRIES, INC.:

We have audited the accompanying balance sheet of Rexhall Industries, Inc. as of December 31, 1996 and the related statements of operations, shareholder's equity, and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.


                                       Deloitte & Touche LLP
Los Angeles, California
April 14, 1997

                           REXHALL INDUSTRIES, INC.
                                BALANCE SHEETS
                          December 31, 1996 and 1997

ASSETS (Note 4)                                       1996           1997

CURRENT ASSETS
   Cash                                            $ 742,000        811,000
   Accounts receivables, less allowance
   for doubtful accounts $12,000 in 1996,
   and $106,000 in 1997                            3,208,000      5,378,000
   Inventories                                    13,793,000      9,439,000
   Income tax receivable                             271,000        337,000
   Deferred income taxes (note 6)                    439,000      2,197,000
   Other current assets                              151,000         59,000
     Total Current Assets                         18,604,000     18,221,000

Property and equipment at cost (note 3 and 5)      4,885,000      4,957,000
Other Assets                                           7,000            ---

                                                 $23,496,000     23,178,000

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable (note 4)                      $7,591,000      6,111,000
   Restructuring reserve (note 2)                        ---      1,042,000
   Warranty allowance                                355,000        500,000
   Accrued Legal Settlement (note 8)                     ---      1,590,000
   Dealer Incentives                                 339,000        608,000
   Other accrued liabilities                         774,000        987,000
   Current portion of long-term debt (note 5)         26,000         27,000
     Total current liabilities                     9,085,000     10,865,000

Deferred income taxes (note 6)                         4,000         36,000
Long-Term debt (note 5)                              826,000        797,000

     Total Liabilities                             9,915,000     11,698,000


SHAREHOLDERS' EQUITY
   Common stock-no par value,
      authorized, 10,000,000 shares
      issued and outstanding;
      2,630,000 at December 31, 1996 and
      2,714,000 at December 31, 1997               6,533,000      6,267,000
   Retained earnings                               7,048,000      5,213,000
TOTAL SHAREHOLDERS' EQUITY                        13,581,000     11,480,000

Commitments and Contingencies (note 7)
                                                 $23,496,000    $23,178,000

See accompanying notes to financial statements

                          REXHALL INDUSTRIES, INC.
                          STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 and 1997
                                      1995           1996            1997

Net Revenues (note 11)            $60,709,000     64,959,000      63,012,000

Cost of Sales                      51,981,000     56,167,000      55,921,000

Operating Expenses:

Gross Profit                        8,728,000      8,792,000      7,091,000

Selling, General and
Administrative Expenses             5,281,000      6,426,000      7,286,000

Restructuring Charges (note 2)            ---            ---      1,042,000

Income (Loss) from Operations       3,447,000      2,366,000     (1,237,000)

Other Income (Expense):

Interest Income                       69,000          29,000          3,000

Interest Expense                    (136,000)       (171,000)      (134,000)

Legal Settlement (note 8)                ---            ---      (1,590,000)

Other Income (Expense)                14,000        (93,000)         46,000

Income (Loss) Before Income Taxes  3,394,000      2,131,000      (2,912,000)

Income Tax Provision
 (Benefits) (note 6)               1,360,000        847,000      (1,077,000)

Net Income (Loss)                $ 2,034,000      1,284,000      (1,835,000)

Basic Net Income (Loss) Per Share   $    .73            .45            (.67)

Diluted Net Income (Loss) Per Share $    .71            .45            (.67)

Weighted Average Shares
 Outstanding - Basic               2,792,000      2,802,000       2,740,000

Weighted Average Shares
 Outstanding - Diluted             2,862,000      2,856,000       2,740,000

See accompanying notes to financial statements

                    REXHALL INDUSTRIES, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31,  1995, 1996 and 1997

                                 COMMON STOCK        RETAINED
                             SHARES       AMOUNT     EARNINGS       TOTAL

BALANCE, January 1, 1995    2,655,000  $6,646,000    3,730,000   10,376,000
 Repurchase and Retirment
            of Stock          (29,000)   (185,000)                 (185,000)
 Net Income                       ___        ___     2,034,000    2,034,000

BALANCE, December 31, 1995  2,626,000  6,461,000     5,764,000   12,225,000
 Exercise of Stock options     10,000     33,000                     33,000
 Repurchase and retirement
 of Stock                     (6,000)    (46,000)          ---      (46,000)
 Options issued to
 consultant (note 9)                                    85,000       85,000
 Net Income                      ___         ___     1,284,000    1,284,000

BALANCE, December 31, 1996 2,630,000   6,533,000     7,048,000   13,581,000
Repurchase of Stock          (47,000)   (266,000)          ---     (266,000)
5% Stock Dividend            131,000         ---           ---          ---
Net Loss                                            (1,835,000)  (1,835,000)
Balance December 31, 1997  2,714,000  $6,267,000     5,213,000   11,480,000


See accompanying notes to financial statements

                           REXHALL INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                              1995        1996       1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income(loss)                          $2,034,000   1,284,000  (1,835,000)
Adjustments to reconcile net income (loss)
to net cash provided by
Operating Activities:
 Depreciation and amortization               109,000     348,000     216,000
 Restructuring charges - non-cash effect         ---         ---     937,000
 Loss on retirement of property and equipment 21,000         ---         ---
 Provision for deferred income taxes         (41,000)   (155,000) (1,726,000)
 Options issued to consultant                    ---      85,000         ---
 (Increase) decrease in:
 Accounts receivable                      (1,155,000)  1,855,000  (2,170,000)
 Inventories                              (1,230,000) (5,142,000)  3,556,000
 Income tax receivable                           ---    (271,000)    (66,000)
 Increase(decrease) in:
 Accounts payable                            959,000   1,844,000  (1,480,000)
 Restructuring Reserve                           ---         ---     605,000
 Legal settlement                                ---         ---   1,590,000
 Warranty allowance                          (10,000)     44,000     582,000
 Dealer incentives                               ---     271,000     269,000
      Other liabilities                      315,000     315,000     312,000

Net cash provided by operating activities  1,195,000     207,000     790,000


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment      (2,406,000) (1,426,000)   (427,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt                 980,000          ---        ---
Repayments of long-term debt                (104,000)     (24,000)   (28,000)
Proceeds from exercise of stock options          ---       33,000        ---
Repurchase and retirement of stock          (185,000)     (46,000)  (266,000)

Net cash provided by (used in)
financing activities                         691,000      (37,000)  (294,000)

NET (DECREASE) INCREASE IN CASH             (520,000)  (1,256,000)    69,000

BEGINNING CASH BALANCE                     2,518,000    1,998,000    742,000

ENDING CASH BALANCE                       $1,998,000      742,000    811,000

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Income taxes paid during the year         $1,320,639    $ 918,000    696,000
Interest paid during the year                131,000      273,000    259,000

See accompanying notes to financial statements.

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

Inventories - Inventories are stated at the lower of cost, determined using the first-in, first-out basis, or market. Inventories consist of the following at December 31, 1996 and 1997:

                                   1996           1997

     Raw materials              $6,608,000      4,659,000
     Work-in-Progress            2,753,000      2,124,000
     Finished Goods              4,432,000      2,656,000

     Total                     $13,793,000      9,439,000

Property and Equipment - Property is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the assets, which range from 2 to 31.5 years.

Revenue Recognition - The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when title of the motorhome transfers to the dealer. This generally occurs upon shipment. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (Loss) per Share - Basic net income (loss) per share is based upon the weighted average number of the actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income
(loss) per share provided their impact is not dilutive.

Use of Estimates in the Preparation of the Financial Statements -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Accounting for Stock Options - In October, 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensations" ("SFAS No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options and is effective for fiscal years beginning after December 15, 1995.
 The Company will continue to measure compensation costs under APB Opinion No. 25, Accounting for Stock Issued to Employees and complied with the pro forma disclosure requirements of SFAS No. 123 in its annual financial statements.

Recent Accounting Pronouncements - The Company adopted State of Financial Accounting Standard No. 129 (SFAS No. 129), Disclosure of Information about Capital Structure in fiscal 1997. Statements No. 129 require the disclosure of information about an entity's capital structure. SFAS No. 129 applies to all entities. Adoption of this statement was immaterial to the financial statements.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components
(revenue, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not requires specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period covered by that financial statement. SFAS No. 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management has not determined whether the adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial position or results of operations.

The Company adopted Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131), for the preparation of the December 31, 1997 financial statements. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. It also establishes standards for related disclosures about products, services, geographic areas and major customers. This statement superseded FASB Statement No. 14, Financial Reporting for Segments of a Business
Enterprise, but retains the requirement to report information about major customers. SFAS No. 131 requires, among other items, that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, information about the revenues derived from the enterprise's products or services and services provided by operating segments.

The Company intends to adopt Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits (SFAS No. 132) in fiscal 1998. SFAS No. 132 supersedes the disclosure requirements of previously issued statements of Financial Accounting Standards, and amends the requirements for disclosure of such plans. As the Company does not currently offer any pension are post retirement benefits, management anticipates the impact of this statement to be immaterial.

Reclassifications - Certain reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

Year 2000 - The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year.
The Company has completed a Year 2000 impact analysis and expects to convert its systems in the Year 2000 compliant by the end of 1998. The Company is expensing all costs associated with these system changes as costs are incurred. Management believes that the cost of this conversion will be less then $200,000. This estimate is based on the cost of implementing recently purchased general ledger and inventory requirements software, which has been certified by the vendor to be year 2000 compliant. The Company has also evaluated its key supplier relationships (i.e. Ford, General Motors) and has determined that such suppliers are year 2000 ready. The Company's ancillary operating systems and programs are year 2000 compliant. Management has therefore determined that the year 2000 issue will not have a material impact on the Company's results of operations or liquidity.

2. RESTRUCTURING

During 1997, the Company's Board of Directors approved a restructuring of the Company's operations. The restructuring plan provided for changes in operational, and production strategies. In implementing these plans, the Company decided to cease manufacturing operations at it's Elkhart, Indiana plant. The Company recorded charges aggregating $1,042,000 as a result of this restructuring plan in the fourth quarter of 1997. The ceasing of manufacturing operations at the Elkhart facility was made in conjunction with the recently completed expansion of the California facility to accommodate the projected increase in production at the California plant.
As a result of this repositioning, the Company determined that certain of it's fixed assets and inventories located at the Elkhart plant should be written down, resulting in a charge of approximately $937,000. Additionally, the Company recorded severance, rebates and other related costs relating to the closure of the Elkhart plant for approximately $105,000, which is included as a restructuring charge in the accompanying statements of operations.

The Company owns the real estate for the Elkhart facility. As of December 31, 1997, the Company has not determined the ultimate resolution of the real estate. The Company may continue to operate a service center on part of the location or may dispose of the real estate in its entirety. The Company has evaluated the recoverability of this real estate and has concluded that the appraised value of the real estate exceeds the related book value and that the cost of the real estate is recoverable. Accordingly, no impairment write-down has been recorded as of December 31, 1997.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1996 and 1997:

                                        Useful Lives
                                        (In years)     1996         1997
Building and Land                           31.5    $4,240,000    4,543,000
Furniture, fixtures and equipment           2,7      1,226,000    1,227,000
Leasehold improvements                      5           89,000          ---
Autos and trucks                            5,7        152,000      155,000
                                                     5,707,000    5,925,000
Less accumulated depreciation and amortization        (822,000)    (968,000)

                                                    $4,885,000    4,957,000

4. LINES OF CREDIT

The Company has available a $3,500,000 revolving line of credit with a bank expiring on June 1, 1998. The reference rate is the rate of interest
publicly announced from time to time by the bank in San Francisco.   At
December 31, 1997, no amounts were outstanding under this line. All borrowings are collateralized by the Company's assets. At December 31, 1997, the Company was not in compliance with certain covenants under the line of credit, principally due to the losses incurred in 1997. The Company has obtained a waiver of this non-compliance from its bank through 1998.

The Company has a $1,866,000 line of credit with General Motors Acceptance Corporation, a chassis vendor. Borrowings under the line bears interest at an annual rate of prime plus 1% (9.5% at December 31, 1997). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1996 and 1997 were $889,000 and $453,000 respectively.

The Company has a line of credit with another chassis vendor, Ford Motor Credit Company ("FMCC"), with a $2,600,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (9.5% at December 31, 1997). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1996 and 1997 were $3,041,000 and $2,162,000 respectively.


5. LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1997 consists of the following:

Promissory note payable to the City of Lancaster Redevelopment Agency,
240 monthly payments of $6,285 including principal
and interest at 5.93% per annum, note matures on October 2015.  1996    1997
The note is collateralized by land and building with a net
book value of approximately $932,000 at December 31, 1997.   852,000  824,000
     Less: Current Portion                                    26,000   27,000
     Long-Term debt                                          826,000  797,000

Future annual minimum principal payments due on long-term debt (including current portion) as of 12/31/97 are as follows:

              Year Ending December 31,
                        1998                      $ 27,000
                        1999                        29,000
                        2000                        31,000
                        2001                        32,000
                        2002                        34,000
                     Thereafter                    673,000
                                                  $826,000

6.  INCOME TAXES

The components of income tax expense (benefit) are as follows:
                                               Years Ended
                                               December 31,
                                       1995           1996        1997
Current:
   Federal                          $ 1,090,000      780,000     526,000
   State                                311,000      222,000     123,000
                                      1,401,000    1,002,000     649,000

Deferred:
  Federal                               (34,000)    (124,000) (1,347,000)
  State                                  (7,000)     (31,000)   (379,000)
                                         41,000     (155,000) (1,726,000)

                                     $1,360,000      847,000 (1,077,000)

     The components of deferred tax assets (liabilities) at December 31, 1996 and 1997 are as follows:

                                         1996                1997
                                  FEDERAL    STATE    FEDERAL    STATE
Current:
 Allowance for bad debts        $  22,000     6,000    33,000      9,000
  Inventory reserves               34,000    16,000   124,000     34,000
  Warranty accrual                121,000    32,000   292,000     81,000
  Dealer incentives              (124,000)  (44,000)  179,000     49,000
  Uniform capitalization           68,000    22,000   120,000     33,000
  Reserve for self insurance      124,000    32,000   135,000     37,000
  Legal reserves                      ---       ---   603,000    167,000
 Accrued restructuring liability      ---       ---   188,000     52,000
 Other accrued liabilities         53,000    14,000    15,000      4,000
  State tax                        63,000       ---    42,000        ---

                                  361,000    78,000 1,731,000    466,000

Non Current:
  Depreciation                     (3,000)   (1,000)  (29,000)    (7,000)

Net deferred tax assets          $358,000    77,000 1,702,000    459,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income (loss) taxes (benefit) due to the following:
                                                     Years Ended
                                                     December 31,
                                          1995           1996        1997

Income (loss) before income tax        $3,394,000     2,131,000  (2,912,000)
Statutory federal tax rate (benefit)          35%           35%         34%

Expected tax expense (benefit)          1,188,000       746,000    (990,000)
State taxes net of federal effect         198,000       148,000    (169,000)
Permanent differences                      14,000        20,000       6,000
IRS audit resolution, primarily
 State Tax deduction                          ---           ---     101,000
Other adjustments                         (40,000)      (67,000)    (25,000)

Provision for income taxes (benefit)   $1,360,000       847,000  (1,077,000)


7.  COMMITMENTS AND CONTINGENCIES

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company at dealer cost plus unpaid interest in the event of default by the dealer. To date repurchases have not resulted in significant losses. During 1996 and 1997 the Company repurchased approximately $1,680,000 and $3,145,000 respectively, of motorhomes under these agreements. At December 31, 1996 and 1997, approximately $17,528,000 and $22,130,000 respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes.

Litigation - The Company is a party to various claims, complaints and other legal actions that have arisen in the ordinary course of business from time to time. The Company believes that the outcome of such pending legal proceedings, in the aggregate will not have a material adverse effect on the Company's financial condition or result of operations, except as described in footnote 8, legal settlement.

8. LEGAL SETTLEMENT

Legal Settlement - The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California has been settled subject to court approval. Under the agreement Rexhall would pay $825,000 in cash, and issue one coupon per vehicle owned by members of the class of $1250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. Coupons would be redeemable at Rexhall's two service centers in Indiana and California, as well as three other dealerships geographically dispersed. The total number of vehicles owned by class members is estimated at approximately 5,000. The Company has recorded a charge of $1,590,000 in 1997 relating to this settlement.

9. STOCK INCENTIVE PLAN

The Company has granted stock options under its Incentive and Nonstatutory Stock Option Plan (the "Plan"), which provides for the granting of (I) incentive stock options to key employees, pursuant to Section 422A of the Internal Revenue Code of 1986, and (ii) nonstatutory stock options to key employees, directors and consultants to the Company designated by the Board as eligible under the Plan. Under the Plan, options for up to 225,000 shares may be granted. Options granted and outstanding under the Plan expire in five years and become exercisable and vest in annual increments from two to three years. The maximum term of each option may not exceed 10 years. The following table summarizes the change in outstanding employee incentive stock options:

                                          Number    Range of      Weighted
                                            of    Options Price   Average
                                         Options    per Share  Exercise Price

Outstanding options at January 1, 1995   176,000       $3.35       $ 3.21
  Options granted                         21,000        3.25         3.25
  Options canceled                       (33,000)       3.25 - 4.88  3.16
Outstanding options at December 31, 1995 164,000
  Options exercised                      (10,000)       3.25         3.25
  Options canceled                       (20,000)       3.25         3.25
Outstanding options at December 31, 1996 134,000        2.75 - 3.25  3.14
  Options exercised                          ---        ---
  Options canceled                           ---        ---
Outstanding options at December 31, 1997 134,000        2.75 - 3.25  3.14


The following table summarizes information about stock options outstanding at December 31, 1997:

                      Number         Weighted
    Exercise    Outstanding at     Average Remaining    Weighted Average
     Price     December 31, 1997   Contractual Life      Exercise Price

     $2.75           30,000              .33                 $2.75
     $3.25          104,000              .51                  3.25
                    134,000              .48                  3.14

                      Shares Exercisable     Weighted Average
                     at December 31, 1997     Exercise Price

                             30,000              $ 2.75
                            101,000                3.25
                            131,000                3.14

All stock options under the Plan are granted at the fair market value of the Company's common stock at the grant date. The weighted average estimated fair value of options granted in 1995 was $31,000. No options were granted to employees during 1996 and 1997. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost for the Plan has been recognized in 1995, 1996 or 1997. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with FASB Statement No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings per share for the years ended December 31, 1995, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:

                                    Year Ended    Year Ended    Year Ended
                                    December 31,  December 31,  December 31,
                                       1995          1996          1997
Net income(loss):
    As reported                     $2,034,000     1,284,000    (1,835,000)
    Pro forma                        2,027,000     1,284,000    (1,835,000)
Basic income (loss) per common share:
    As reported                          $0.73          0.46         (0.67)
    Pro forma                            $0.73          0.46         (0.67)

No options were granted under the stock plan during 1996 or 1997. The fair value of options granted under the stock option plan during 1995 was determined using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

                               Year Ended
                              December 31,
                                  1995

     Dividend yield                   0%
     Anticipated volatility       49.47%
     Risk-free interest rate       6.58%
     Expected lives              4 years

During 1996, the Company granted 38,000 non-statutory options at an exercise price of $5.25 per share to a consultant for services received during that year. The fair value of approximately $85,000, or $2.23 per share, related to these options was computed as described above using the Black-Scholes option pricing model and recorded as compensation expense in 1996 in the accompanying statement of operations.


10. COMMON STOCK

In April 1997, the Company announced a 5% stock dividend of 131,000 shares issued on May 26, 1997 to shareholders of record as of May 12, 1997.


11.  SIGNIFICANT CUSTOMERS

The Company had one major customer, RV World Productions aka Rainbow RV, who accounted for 11% of the Company's sales during 1997. The Company had one major customer, Village RV, who accounted for 14.9% and 19.5% of the Company's sales during 1995 and 1996, respectively.


12.  BUSINESS SEGMENT REPORTING

Under SFAS No. 131, the Company has defined it's two operating segments geographically; its two distinct production facilities in Lancaster, California and Elkhart, Indiana. The Company measures profitability and results of operations of each segment separately. A summary of the Company's revenues and income (loss) from operating by segment is as follows:
(in thousands)

                                    Year ended December 31,
                                    1995        1996      1997
Revenues:
  California                     $ 45,476      45,527    52,320
  Indiana                          15,233      19,432    10,692
                                 $ 60,709      64,959    63,012

Income (loss) from Operations: (1)
  California                      $ 3,487       2,558     3,328
  Indiana                             (40        (192)   (4,565)
       Total                      $ 3,447       2,366    (1,237)

(1) Income (loss) from operations consists of total revenues less operating expenses and does not include other income.

A summary of the Company's identifiable net assets by segment represent those net assets used in the Company's operations:

                                                  December 31,
                                         1996                       1997
Identifiable net assets: (2)
  California                          $  6,651                      6,883
  Indiana                                6,176                      2,053
       Total                          $ 12,827                      8,936

(2) Identifiable assets consist of accounts receivable, inventory, fixed assets net of accounts payable and accrued liabilities. Other information is not tracked separately by management for evaluation and review purposes.


13. INCOME (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted income (loss) per share computation for the year 1995, 1996 and 1997:

                                           Year ended December 31,
                                         1995       1996      1997

Net income (loss) used for basic and
diluted income per share               $2,034      1,284   (1,835)

Share of Common Stock and
Common Stock equivalents:
  Weighted average shares used
  in basic computation                 2,792       2,806    2,740

Weighted stock options                    70          50      ---
Shares used in diluted computation     2,862       2,856    2,740

Income per share:
  Basic                                $0.76       $0.48   $(0.67)
  Diluted                              $0.71       $0.45   $(0.67)

During 1997, the Company issued a 5% stock dividend, resulting in the issuance of 131,000 share of common stock. The impact of this stock dividend has been retroactively recorded in the per share calculation for all periods presented.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

  None.


                                  Part III


Item 10.  Directors and Executive Officers of the Registrant.

  The executive officers and directors of the Company and their ages as of March 31, 1998 are as follows:

Name                     Age   Positions Held                  Director Term

William J. Rex(1)(2)     47    Chairman of the Board of        6/01/96 thru
                               Directors, CEO and President    5/31/98

Donald C. Hannay, Sr.    70    Vice President of Sales         6/01/96 thru
                               and a Director                  5/31/98

Al J. Theis(1)(2)        80    Director                        6/01/96 thru
                                                               5/31/98

Robert A Lopez(1)(2)     58    Director                        6/01/96 thru
                                                               5/31/98

Marco A. Martinez(3)     39    Vice President, General Manager 11/15/96 thru
                               and Director                 resigned 12/8/97

Cheryl L. Rex            45    Corporate Secretary

Anthony J. Partipilo     50    Chief Financial Officer

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

     Mr. Marco A. Martinez began his employment with Rexhall in March of 1995. He was appointed the position of General Manager and Vice President of Elkhart, Indiana effective November 7, 1996. Prior to this Mr. Martinez served the Company as Executive Director of Administration and Director of Legal Affairs. Mr Martinez resigned as Director, General Manager and Vice President effective December 8, 1997.

     Mrs. Cheryl L. Rex is the Corporate Secretary and has been with Rexhall since 1986 serving in many different capacities. For several years Mrs. Rex served as Office Manager and was responsible for payroll. She has been involved from the beginning with the interior as well as sharing in the production of the Company's product brochures.

     Mr. Anthony J. Partipilo began his employment with Rexhall in May 1997 as Chief Financial Officer. Prior to his employment with the Company, Mr. Partipilo served in various consulting and executive capacities with a number of companies. Mr. Partipilo is also a member of the State Bar of California.

Item 11. Executive Compensation.

Cash Compensation

     The following table sets forth certain information as to the five highest paid(1) of the Company's executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 1997:


                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

Name and                                                  Other Annual
Principal Position            Year  Salary ($)  Bonus($)  Compensation (2)

William J. Rex                 97    250,000     168,243     ------
President & CEO                96    250,000     199,890     ______
                               95    250,000     324,000     ------

Donald C. Hannay, Sr.          97     52,800     170,391     ------
V.P. of Sales & Marketing      96     52,800     171,550     ______
                               95     53,800     168,000     ------

Juan Arias(3)                  97    -------     -------     ------
V.P. of Production             96     73,600      99,000     ______
                               95     85,000     114,000     ------

Marco A. Martinez              97    101,000     -------     ------

(1) Note: Only three executive officers received cash compensation in excess of $100,000.

(2) The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during 1997 did not exceed, as to any named officer, the lesser of $50,000 or 10% of the total 1997 salary and bonus paid to such named officer and, accordingly, is omitted from the table. These benefits included (I) reimbursement for medical expenses and (ii) amounts allocated for personal use of a company-owned automobile provided to Mr. Rex.

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

     The Company also has an incentive program under which it pays supervisory employees involved in the sales and production a cash bonus based on specific performance criteria. Committee members: William J. Rex, Rober
A. Lopez and Al J. Theis.

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

                          Options/SAR Grants

                        Number of   % of Total
                        Securities  Option/SARs
                        Underlying  Grants to
                        Options/SARs Employees in  Exercise or Bas Expiration
Name               Year Granted (#)   Fiscal Year   Price ($/SH)      Date

William J. Rex     1997    -0-         -0-            -0-
                   1996    -0-         -0-            -0-
                   1995    -0-         -0-            -0-


William M. Hill(1) 1997    -0-         -0-            -0-
                   1996    -0-         -0-            -0-
                   1995    10,000      48%            $3.25          2/2000


Donald C. Hannay   1997    -0-         -0-            -0-
                   1996    -0-         -0-            -0-
                   1995    11,000      52%            $3.25-         2/2000

(1) Mr. Hill resigned from the Company in February, 1995.

                        Option/SAR grants Canceled

                         Number of Securities   % of Total Option
                       Underlying Options/SARs   Grants canceled   Base Price
Name               Year  Grants Canceled (#)      to employees        (S/SH)


William J. Rex     1997          -0-                   -0-             -0-
                   1996          -0-                   -0-             -0-
                   1995          -0-                   -0-             -0-

William M. Hill(1) 1997          -0-                   -0-             -0-
                   1996          10,000                100%           $3.25
                   1995          -0-                   -0-             -0-

Donald C. Hannay   1997          -0-                   -0-             -0-
                   1996          -0-                   -0-             -0-
                   1995          -0-                   -0-             -0-

Juan Arias         1997          -0-                   -0-             -0-
                   1996          -0-                   -0-             -0-
                   1995          11,000                39%            $3.25

(1)       Mr. Hill resigned from the Company in February 1995.


                Aggregated Option/SAR Exercises in last FY
                       and Fy-End Options/SAR Values

                                              Number of
                                              Securities             Value of
                                              Underlying          Unexercised
                                              Unexercised        In-the-Money
                                              Options/SARs at    Options/SARs
                                              FY-End (#)           FY-End ($)
                  Shares Acquired Value       Exercisable/       Exercisable/
Name              on Exercise(#)  Realized($) Unexercisable  Unexercisable(1)

William J. Rex         -0-           -0-       112,000/-0-       $253,000/0

Donald C. Hannay       -0-           -0-        22,000/-0-       $ 46,750/0

Juan Arias             -0-           -0-           -0-                -0-


(1)  12/31/97 close price $5-3/8 vs. option price.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's Common Stock by (I) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,
(ii) each of the Company's directors beneficially owning Common Stock and
(iii) all of the Company's officers and directors as a group as:

                                      Number of
          Name of Beneficial Owner    Shares         Percent of
          Outstanding                 Beneficially   Shares at
          or Identity of Group        Owned (1)      March 31, 1998

     William J. Rex (1).....           1,360,485        50.13%
     c/o Rexhall Industries
     46147 7th Street West
     Lancaster, California 93534

     All Directors and
     Officers as a Group (5 persons)   1,372,612        50.57%

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock Shown as Beneficially owned by him, subject to applicable community property law.


Item 13. Certain Relationships and Related Transactions.

     Not applicable.

<page

                               PART IV



Item 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

Financial Statements

See Item 8

Financial Statement Schedule

All applicable financial statement schedules have been omitted since required information is not present in amount sufficient to require separate disclosure on the balance sheet or information is included in the financial statements.

 (3.0)    Articles of Incorporation and By Laws.  See 1992 10KSB

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

(11) Statement re: Computation of per share earnings. See attached labeled (Exhibit 11)

(13) Form 10Q is attached for 1st, 2nd, and 3rd quarter labeled (Exhibit 13)

(22) Published report regarding matters submitted to vote (Proxy statement)

(23) Consent of experts and counsel.  See 1992 10KSB

(24) Power of Attorney Exhibits - Donald C. Hannay Sr., Robert A. Lopez,
     Al J. Theis, and Marco A. Martinez all signed form 10-K for year ended 12/31/97.

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

                        Date: March 31, 1998


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.



                         By /S/ William J. Rex
                         (Signature and Title)*
                         William J. Rex, President, CEO & Chairman

                         Date: March 31, 1998