Form 10-Q
period 1998-03-31
REXHALL INDUSTRIES INC
filed 1998-05-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


  For Quarter Ended March 31, 1998        Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,776,891 as of 3/31/98.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Balance Sheets at March 31, 1998                         3
     and December 31, 1997

     Statements of Operations for the
     three months ended March 31,1998
     and March 31, 1997                                       4

     Statements of Cash Flows for the
     three months ended March 31, 1998
     and March 31, 1997                                       5

     Notes to Condensed Financial Statements
     as of March 31, 1998                                     6

  Item 2.

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations               9

PART II - OTHER INFORMATION

  Reports on Form 8-K                                         11

  Reports on Form 8-K.
  8-K 1/5/98, 8-K 1/8/98, 8-KA 2/23/98                        11

  Signatures                                                  12

                                                 (Audited)       (Unaudited)
                                                December 31        Mar 31
PART I - FINANCIAL INFORMATION                     1997             1998

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS

  Assets:

  Current Assets:
    Cash and Cash Equivalents               $      811,000      $    303,000
    Accounts Receivable                          5,378,000         6,984,000
    Inventories                                  9,439,000         8,748,000
    Other Current Assets                            59,000            80,000
    Income Tax Receivable                          337,000              ----
    Deferred Income Taxes                        2,197,000         2,197,000
     Total Current Assets                       18,221,000        18,312,000
  Property and Equipment - Net                   4,957,000         4,992,000
 Other                                                 ---           190,000

        TOTAL ASSETS                            $23,178.00       $23,494,000

  Liabilities and Shareholders' Equity:

  Current Liabilities:
    Accounts Payable                             6,111,000         5,803,000
    Restructuring Reserve                          605,000           545,000
    Warranty Allowance                             937,000           914,000
    Accrued Legal Settlement                     1,590,000         1,590,000
    Dealer Incentives                              608,000           489,000
    Other Accrued Liabilities                      987,000         1,091,000
    Current Portion of long-term dept               27,000            28,000
     Total Current Liabilities                  10,865,000        10,460,000
    Deferred Income Tax Liabilities                 36,000            36,000
     Long Term Debt                                797,000           790,000
    Total Liabilities                           11,698,000        11,286,000

  Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at March 31,
    1998 and December 31, 1997

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Outstanding 2,714,000 shares
    at December 31,1997 and 2,777,000
    shares at March 31, 1998                    6,267,000          6,452,000
    Retained Earnings                           5,213,000          5,756,000
       Total Shareholders' Equity              11,480,000         12,208,000

    TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $23,178,000        $23,494,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                     Three Months Ended
                                             March 31, 1997    March 31, 1998

Sales                                          $17,665,000        $14,170,000

Cost of Sales                                   15,265,000         12,007,000

Gross Profit                                     2,400,000          2,163,000

Selling, General, Administrative
Expenses and Other Expenses                      1,496,000          1,258,000

Income Before Income Taxes                         904,000            905,000

Income Taxes                                       366,000            362,000

Net Income                                    $    538,000        $   543,000

Basic Net Income Per Common Share             $        .19        $       .20

 Diluted Net Income Per Common and Equivalent $        .19*       $       .20
Share

Weighted Average Number of
Common Shares Outstanding-Basic                  2,761,000          2,722,000

Weighted Average Number of
Common and Equivalent Shares
Outstanding - Diluted                            2,856,000          2,771,000

*Originally reported as $.20 per share based on 2,725,000 shares outstanding, however, considering the 5% stock dividend paid on 5/26/97, adjusted earnings to $.19 per share.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                                                   1997                1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                        $538,000          $543,000
Adjustments to reconcile net income to net
cash used in
Operating Activities:
Depreciation and amortization                       50,000            83,000
(Increase) in accounts receivable               (1,763,000)       (1,606,000)
Decrease in inventories                          1,175,000           691,000
(Increase) in other current assets                 (30,000)          (21,000)
(Decrease) in accounts payable                    (806,000)         (308,000)
Increase(Decrease) in other current liabilities    (93,000)           21,000
(Decrease) In dealer incentives                        ---          (119,000)
Increase in non-current accrued liabilities        112,000              ----
Income tax receivable                              267,000           337,000

Net cash used in operating activities             (550,000)         (379,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                (93,000)         (118,000)

Net cash(used) in investing activities             (93,000)         (118,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                         (8,000)           (6,000)
Repurchase of stock                                (45,000)           (5,000)

Net cash used in financing activities              (53,000)          (11,000)

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                      (696,000)         (508,000)

BEGINNING CASH AND CASH EQUIVALENTS                742,000           811,000
ENDING CASH AND CASH EQUIVALENTS               $    46,000       $   303,000

PART I - FINANCIAL INFORMATION

  Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements

                               March 31, 1998

1.  Basis of Presentation:

The accompanying unaudited condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, they include all adjustments, consisting of normal accruals, necessary to present fairly the information set forth herein in accordance with generally accepted accounting principles for interim reporting. Prior period financial statements have been restated to conform with current period financial statement presentation.

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for year ended December 31, 1997.

The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.  Summary of Significant Accounting Polices:

Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing evaluation by management.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock equivalents. During the first quarters ended March 31, 1998 and March 31, 1997, the difference between basic and diluted earning per share was due to the dilutive impact of options to purchase common stock.

Recently Issued Pronouncements

In June 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS" 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by the financial statement. Comprehensive income include items such as net income, changes in value of available for sale
securities and foreign currency translation gains and losses.   SFAS 130
requires an enterprise to (a) classify items of other comprehensive income by there nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. There is no difference between net income and comprehensive income for quarter ended March 31, 1998 or March 31, 1997.

In June 1997, FASB issued Statement of Financial Accounting Standards
No. 131, Disclosures about Segments of an Enterprise and Related Information
("SFAS 131").   SFAS 131 established standards for public business
enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires, among other items, that a public business enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets information about the revenues derived from the enterprise's products or services and major customers. SFAS 131 also requires the enterprise report descriptive information about the way the operating segments were determined and the products and services provided by the operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related information, (SFAS
131) during the year ended December 31, 1997. Due to the closure of the Elkhart, Indiana manufacturing facility announced during fiscal 1997, management no longer geographically defines its business based on its production facilities. Effective January 1, 1998 the Company measures its profitability and result of operations based on the remaining operating segment in Lancaster, California.


3. Detail of Inventory                   December 31, 1997   March 31,1998

    Raw Material                            $ 4,659,000        3,578,000
    Work in Process                           2,124,000        1,013,000
    Finished Motorhomes                       2,656,000        4,157,000

     TOTAL                                   $9,439,000       $8,748,000

4.  Income Per Share

The following is a reconciliation of the basic and diluted income per share computation for the quarters ended March 31, 1997 and 1998.

                                             Three Months Ended
                                          March 31, 1997   March 31, 1998

Net income used for basic
diluted income per share                  $   538,000         543,000

Share of Common Stock and
Common Stock equivalents:
    Weighted average shares used
    In basic computation                    2,761,000       2,722,000

Weighted stock option                          95,000          49,000
Shares used in diluted computation          2,856,000       2,771,000

Income per share:
  Basic                                   $      0.19     $      0.20
 Diluted                                         0.19            0.20

During 1997, the Company issued a 5% stock dividend, resulting in the issuance of 131,000 shares of common stock. The impact of this stock dividend has been retroactively recorded in the per share calculation for the three months ended March 31, 1997.


5.  RESTRUCTURING

During 1997, the Company's Board of Directors approved a restructuring of the Company's operations. The restructuring plan provided for changes in the operations, and production strategies. In implementing these plans, the Company decided to cease manufacturing operations at it's Elkhart, Indiana plant. The Company recorded charges aggregating $1,042,000 as a result of this restructuring plan in the fourth quarter of 1997. The ceasing of manufacturing operations at the Elkhart facility was made in conjunction with the recently completed expansion of the California facility to accommodate the projected increase in production at the California plant.
As a result of this repositioning, the Company determined that certain of it's fixed assets and inventories located at the Elkhart plant should be written down, resulting in a charge of approximately $937,000.
Addiitionally, the Company recorded severance, rebates and other related costs relating to the closure of the Elkhart plan for approximately $105,000, which was included as a restructuring charge in the accompanying statements
of operations for the year-ended December 31, 1997.   As of March 31, 1998,
the Company had a reserve of $545,000 relating to this restructuring.


Restructuring reserve at 12/31/97                           $605,000

Payments and asset write-downs through
March 31, 1998                                                60,000

Future cash outlay and charges                              $545,000

PART I - FINANCIAL INFORMATION

Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

For the Three Months ended March 31, 1998 and
For the Three Months ended March 31, 1997


Sales - 1998 Compared with 1997

Sales for the quarter ended March 31, 1998, totaled $14,170,000 as compared to $17,665,000 in 1997. The units sold for the quarter ended March 31, 1998
were 231 vs. 307 in 1997.   The decrease in sales was principally due to the
unusual amount of inclement weather conditions that hampered first quarter retail sales efforts, limited availability of Allison Transmissions and the lead time needed to increase production at the California facility to compensate for the production closure at Indiana.


Cost of Sales - 1998 compared with 1997

The Cost of Sales as a percentage of sales for the first quarter of 1998 was 84.7% vs 86.4% in the first quarter of 1997. The cost of sales percentage for 1998 decreased due to the centralization of production in the California facility.

Gross Profit for the first quarter of 1998 was 15.3% vs 13.6% for the first quarter of 1997. This increase was due to the cost decrease discussed in Cost of Sales above. The Company anticipates that gross margins should improve in the future due to economies of scale realized in operating one production facility. However there can be no assurance that gross margins will improve due to the unknown nature of competitors within the industry.


Selling, General Administrative and Other Expenses-1998 compared with 1997

Selling, General Administrative, and Other Expenses decreased in the first quarter of 1998 by $238,000, mostly as a result of the decrease in direct selling costs associated with the reduction in sales as discussed in Sales
above.   Selling, General and  Administrative and Other Expenses, as a
percentage, were 8.9.% of sales in 1998 as compared to 8.5% in the first quarter of 1997. This increase was due to the expense amounts being spread over a smaller sales base.

PART I - FINANCIAL INFORMATION

Item 2. - Management Discussion and Analysis or Plan of Operations

Income before taxes - 1998 compared with 1997

The decrease in income before taxes in the first quarter of 1998 was due to reduced sales as discussed in section Sales above. The increase in income after taxes in the first quarter of 1998 was due to reduced costs of sales and efficiencies gained from the Company's restructuring plan adopted in the fourth quarter of 1997, including efficiencies gained from the Indiana plant closure.

Financial Condition, Capital Resources and Liquidity

The Company's cash needs are primarily to support it's inventory production, refurbishment of facilities and equipment and systems development. The Company has historically financed its operations primarily with internally generated funds and trade credit. At March 31, 1998, working capital was $7,852,000 as compared to working capital of $7,356,000 at December 31, 1997.

The Company has available a $3,500,000 revolving line of credit with a bank expiring on June 1, 1998. At March 31, 1998, no amounts were outstanding under this line. The line of credit agreement requires the compliance with certain financial and operations covenants as defined in the agreement. The Company was not in compliance with certain of its covenants as of March 31, 1998. However, the Company requested and received a waiver of such non-compliance.

Cash used in operating activities for the first quarter ended March 31, 1998 was $379,000 as compared to $550,000 for the comparable period in 1997. During the first quarter of 1998, accounts receivable increased by $1,606,000 and accounts payable decreased by $308,000. These cash flow uses were offset by a reduction in inventory of $691,000 and net income of $543,000 for the period. During the first quarter $60,000 of cash was used to execute the Company's restructuring plan adopted in the fourth quarter of 1997.

Cash flows from investing activities for the first quarter ended March 31, 1998 consisted solely of capital expenditures of $118,000 as compared to $93,000 for comparable period in 1997. The Company's capital expenditures for the remainder of 1998 are currently expected to be approximately, $150,000 and will relate to refurbishment and expansion of certain production equipment and the enhancement of management information system.

Cash flows from financing activities for the first quarter ended March 31, 1998 consisted principally of a stock repurchase of $5,000 and repayment of long term debt of $6,000. The Company will buy back stock in the open market from time to time when the market price is deemed to be appropriate by management. Future repurchases of common stock for the remainder of 1998 are not expected to be significant.

Management believes that funds generated from operation, available borrowing under its line of credit and the use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the first quarter of 1999.

SEASONALITY

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its sales in the second quarter and third quarter, consistent with the summer vacation season. This is consistent with industry trends.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS"
OF THE PRIVATE SECURITY LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements.

Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties which are more fully described in
Item 1, Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


I - OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 2. - Reports on Form 8-K


 a)  Reports on Form 8-K:
   8-K    1/5/98   0000850476-98-000002
   8-K    1/8/98   0000850476-98-000005
   8-KA 2/23/98  0000850476-98-000007

                          REXHALL INDUSTRIES, INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   REXHALL INDUSTRIES, INC. by
   (Registrant)


Date: May 15, 1998                  /S/William J. Rex
   William J. Rex
   Chairman, President and
   Chief Executive Officer

Date: May 15, 1998                  /S/Phillip J. Parks
   Phillip J. Parks
   Controller