Form 10-Q
period 1998-06-30
REXHALL INDUSTRIES INC
filed 1998-08-12
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


   For Quarter Ended June 30, 1998        Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,021,863 as of 7/31/1998.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements:

     Condensed Balance Sheets at June 30, 1998                   3
     and December 31, 1997

     Condensed Statements of Operations for the
     three and six months ended June 30,1998
     and June 30, 1997                                         4, 5

     Condensed Statements of Cash Flows
     for the six months ended June 30, 1998
     and June 30, 1997                                           6

     Notes to Condensed Financial Statements
     as of June 30, 1998                                       7,8,9

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations           10,11,12

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                    13

  Item 2.

  Exhibits and reports on Form 8-K - NONE


  Signatures                                                      14

                                                  (Audited)      (Unaudited)
                                                  December 31      June 30
PART I - FINANCIAL INFORMATION                       1997            1998

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS

  Assets:

  Current Assets
    Cash and Short Term Investments              $   811,000    $ 4,001,000
    Accounts Receivable                            5,378,000      5,732,000
    Inventories                                    9,439,000      7,851,000
    Other Current Assets                              59,000        147,000
    Income Tax Receivable                            337,000           ---
    Deferred Income Taxes                          2,197,000      2,197,000
     Total Current Assets                         18,221,000     19,928,000
  Property and Equipment - Net                     4,957,000      4,946,000
  Other Assets                                          ---         385,000
           TOTAL ASSETS                          $23,178,000    $25,259,000

  Liabilities and Shareholders' Equity:

  Current Liabilities
    Accounts Payable                               6,111,000      5,781,000
    Restructuring Reserve                            605,000        486,000
    Warranty Allowance                               937,000        968,000
    Accrued Legal Settlement                       1,590,000      1,384,000
    Dealer Incentives                                608,000        465,000
    Other Accrued Liabilities                        987,000      1,112,000
    Income Taxes Payable                                ---         658,000
    Current Portion of Long Term Debt                 27,000         28,000
     Total Current Liabilities                    10,865,000     10,882,000
    Deferred Income Tax Liabilities                   36,000         36,000
   Long Term Debt                                    797,000        783,000
              Total Liabilities                   11,698,000     11,701,000

  Shareholders' Equity:
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; no
    shares outstanding at June 30,
    1998 and December 31, 1997

    Common Stock - no par value;
    Authorized 10,000,000 shares;
    Outstanding 3,022,000 shares
    at June 30, 1998 and 2,715,000
    shares at December 31, 1997                    $ 6,267,000  $ 6,846,000
    Retained Earnings                                5,213,000    6,712,000
       Total Shareholders' Equity                   11,480,000   13,558,000

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $23,178,000  $25,259,000

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                 Three Months Ended
                                         June 30, 1997        June 30, 1998

Sales                                     $16,215,000          $18,380,000

Cost of Sales                              13,583,000           15,456,000

Gross Profit                                2,632,000            2,924,000

Selling, General, Administrative
Expenses and Other Expenses                 1,485,000            1,333,000

Income Before Taxes                         1,147,000            1,591,000

Income Taxes                                  464,000              635,000

Net Income                                 $  683,000            $ 956,000

Basic Net Income Per Common Share          $      .24            $     .33

Diluted Net Income Per Common and
Equivalent Share                           $      .23*           $     .32

Weighted Average Number of Common
Shares Outstanding - Basic                 $2,894,000           $2,918,000
Weighted Average Number of Common
and Equivalent Shares Outstanding-Diluted   2,963,000            2,949,000


*Originally reported as $.24 per share based on 2,821,000 shares outstanding. However, considering the 5% stock dividend of 142,000 shares on June 19, 1998, earnings were adjusted to $.23 per share.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                 Six Months Ended
                                       June 30, 1997          June 30, 1998

Sales                                   $33,880,000            $32,550,000

Cost of Sales                            28,848,000             27,463,000

Gross Profit                              5,032,000              5,087,000

Selling, General, Administrative
Expenses and Other Expenses               2,981,000              2,591,000

Income Before Taxes                       2,051,000              2,496,000

Income Taxes                                830,000                997,000

Net Income                              $ 1,221,000            $ 1,499,000

Basic Net Income Per Common Share       $       .42            $       .51

Diluted Net Income per Common and
Equivalent Share                        $       .41*           $       .51

Weighted Average Number of Common
Shares Outstanding -Basic                 2,894,000              2,918,000

Weighted Average Number of Common and Equivalent
Shares Outstanding - Diluted              2,963,000              2,949,000


*Originally reported as $.43 per share based on 2,821,000 shares outstanding. However, considering the 5% stock dividend of 142,000 shares on June 19, 1998, earnings were adjusted to $.41 per share.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998


                                                      1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                         $1,221,000    $1,499,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                         132,000       167,000
Increase in accounts receivable                    (2,344,000)     (354,000)
Decrease in inventories                               815,000     1,588,000
Decrease (increase) in other current assets            58,000       (88,000)
Decrease in accounts payable                          (30,000)     (330,000)
Increase in other current liabilities                  16,000       371,000
Increase in non-current accrued liabilities           155,000          ---
Decrease in income tax receivable                     271,000       312,000
Increase in deferred income tax liabilities            21,000          ---
Net cash provided by operating activities             315,000     3,165,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities -
  additions to property and equipment                (207,000)     (156,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
(Repurchase) Issuance of Common Stock                (157,000)      194,000
Repayment of long-term debt                           (12,000)      (13,000)
Net cash (used in) provided by financing activities  (169,000)      181,000

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          (61,000)   $3,190,000

BEGINNING CASH AND CASH EQUIVALENTS                   742,000       811,000
ENDING CASH AND CASH EQUIVALENTS                   $  681,000    $4,001,000

PART I - FINANCIAL INFORMATION

  Item 1.

                         REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements

                               June 30, 1998

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

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.
Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock options and warrants. During the three and six month periods ended June 30,1998 and June 30,1997, the difference between basic and diluted earning per share was due to the dilutive impact of options to purchase common stock.

Recently Issued Pronouncements

In June 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS" 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.
SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by the financial statement. Comprehensive income include include items such as net income, changes in value of available for sale securities and foreign currency translation gains and losses. SFAS 130 is effective for fiscal years beginning after December 15, 1997. There is no difference between net income and comprehensive income for quarter ended June 30, 1998 or June 30, 1997.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information
("SFAS 131").   SFAS 131 established standards for public business
enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about
products and services, geographic areas and major customers.   SFAS 131 is
effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company operates in only one business segment, the manufacture and distribution of recreational vehicles. Accordingly, SFAS 131 will not have an impact on the Company's financial reporting.


3. Detail of Inventory                  December 31, 1997    June 30, 1998

    Raw Material                           $ 4,659,000         4,487,000
    Work in Process                          2,124,000         1,117,000
    Finished Motorhomes                      2,656,000         2,247,000

     TOTAL                                  $9,439,000         $7,851,000

4.  Income Per Share

The following is a reconciliation of the basic and diluted income per share computation for the quarters ended June 30, 1997 and 1998.
                            Three Months                   Six Months

                   June 30, 1997 June 30, 1998    June 30, 1997 June 30, 1998
Net income used for
basic and diluted
income per share       $ 683,000     $ 986,000      $ 1,221,000   $ 1,499,000
Weighted average
shares used In basic
computation            2,894,000     2,918,000        2,894,000     2,918,000
Weighted effect of
dilutive stock options    69,000        31,000           69,000        31,000
Shares used in diluted
computation            2,963,000     2,949,000        2,963,000     2,949,000

Income per share:
Basic                   $   0.24      $   0.33         $   0.42      $   0.51
Diluted                 $   0.23      $   0.32         $   0.41      $   0.51

During 1998, the Company issued a 5% stock dividend, resulting in the issuance of 142,000 shares of common stock. The impact of this stock dividend has been retroactively recorded in the per share calculation for the three months and six months ended June 30, 1997.


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

The ceasing of manufacturing operations at the Elkhart facility was made in conjunction with the recently completed expansion of the California facility to accommodate the projected increase in production at the California plant. As a result of this repositioning, the Company determined that certain of it's fixed assets and inventories located at the Elkhart plant should be written down, resulting in a charge of approximately $937,000. Additionally, the Company recorded severance and other related costs relating to the closure of the Elkhart plan for approximately $105,000, which was included as a restructuring charge in the accompanying statements of operations for the
year-ended December 31, 1997.   As of June 30, 1998, the Company had a
reserve of $486,000 relating to this restructuring.

Restructuring reserve at 12/31/97                           $605,000
Payments and asset write-downs through
June 30, 1998                                                119,000

Future cash outlay and charges                              $486,000


6. The Company has advanced $385,000 to key employees during the six months ended June 30, 1998 under the Company's Incentive and Nonstatutory Stock Option Plan (The Plan). The advances are evidenced by long term notes receivable bearing interest annually until the maturity date. The notes bear interest at the test rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, as amended, subject to annual adjustment as approved by the Company's Compensation Committee. The maturity date of the notes are March 20, 2003 and April 19, 2003 and are secured by a pledge of the shares purchased with proceeds of the notes under the Company's Plan. The number of options exercised under the Plan was 123,000 shares during the six months ended June 30, 1998.

PART I - FINANCIAL INFORMATION

Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

For the Three Months ended June 30, 1998 and for the Three Months ended June 30, 1997


Sales - 1998 Compared with 1997

Sales for the quarter ended June 30, 1998, totaled $18,380,000 as compared to $16,215,000 in 1997. The units sold for the quarter ended June 30, 1998 were 290 vs 275 in 1997. The increase in sales was principally due to the increased production efficiencies coming on line at the California Plant as a result of the Company's restructuring plan adopted in the forth quarter of 1997 which has also allowed sales orders to be filled to meet the recent increased demand.

Cost of Sales - 1998 compared with 1997

The Cost of Sales as a percentage of sales for the second quarter of 1998 was 84.1% vs 83.8% in the second quarter of 1997. The cost of sales percentage] for 1998 slightly increased due to increased production schedules and overtime required to meet the second quarter sales demand.

Gross Profit for the second quarter of 1998 was 15.9% vs 16.2% for the second quarter of 1997. This decrease was due to the cost increase discussed in Cost of Sales above. The Company anticipates that gross margins should improve in the future due to economies of scale realized in operating one production facility. However there can be no assurance that gross margins will improve due to the unknown nature of competitors within the industry.


Selling, General Administrative and Other Expenses-1998 compared with 1997

Selling, General Administrative, and Other Expenses decreased in the second quarter of 1998 by $152,000, as a result of the closure of the Indiana Plant
in conjunction with the Company's restructuring plan.   Selling, General and
Administrative and Other Expenses, as a percentage of sales were 7.3% in 1998 as compared to 9.2% in the second quarter of 1997. This decrease was due to the expense amounts being spread over a larger sales base.

Results of Operations

For the Six Months ended June 30, 1998 and for the Six Months ended
June 30, 1997

Sales - 1998 Compared with 1997

Sales for the six months ended June 30, 1998, totaled $32,550,000 as compared to $33,880,000 in 1997. The units sold for the six months ended June 30, 1998 were 521 vs. 582 in 1997. The decrease in sales was principally due to the unusual amount of inclement weather conditions that hampered first quarter retail sales efforts, limited availability of Allison Transmissions and the lead time needed to increase production at the California facility to compensate for the production closure at Indiana.

Costs of Sales - 1998 compared with 1997

The Cost of Sales as a percentage of sales or the first six months of 1998 was 84.4% vs 85.2% in the first six months of 1997. The cost of sales percentage for 1998 decreased due to the centralization of production in the California facility

Gross Profit for the first six months of 1998 was 15.6% vs, 14.8% for the first six months of 1997. This increase was due to the cost decrease discussed in Cost of Sales above. The Company anticipates that gross margins should improve in the future due to economies of scale realized in operating one production facility. However, there can be no assurance that gross margins will improve due to the unknown nature of competitors within the industry.

Selling, General Administrative and Other Expenses - 1998 compared to 1997

Selling, General Administrative, and Other Expenses decreased in the first six months of 1998 by $390,000, mostly as a result of the decrease in direct selling costs associated with the reduction in sales as discussed in Sales above. Selling, General and Administrative and Other Expenses, as a percentage, were 8.0% of sales in 1998 as compared to 8.8% in the first six months of 1997. The decrease was do to the expense amounts being saved due to centralization of production in the California facility.

Item 2. - Management Discussion and Analysis or Plan of Operation

Income before taxes 1998 - compared with 1997

The income before taxes in the second quarter of 1998 was 8.6% compared to 7.0% for the same period of 1997. The increase in income before taxes in the second quarter of 1998 was due to increased sales and efficiencies gained from the Company's restructuring plan adopted in the fourth quarter of 1997, including efficiencies gained from the Indiana plant closure.

Financial Condition, Capital Resources and Liquidity

The Company's cash needs are primarily to support it's inventory production, refurbishment of facilities and equipment and systems development. The Company has historically financed its operations primarily with internally generated funds and trade credit. At June 30, 1999, working capital was $9,046,000 as compared to working capital of $7,356,000 at December 31, 1997.

Cash provided by operating activities from the six months ended June 30, 1998 was $3,165,000 as compared to $315,000 for the comparable period in 1997. During the first six months, accounts receivable increased by $354,000 and accounts payable decreased by $330,000. These cash flow uses were offset by a reduction in inventory of $1,588,00 and net income of $1,499,000 for the period. During the six months ended June 30, 1998, $119,000 of cash was used to execute the Company's restructuring plan adopted in first quarter of 1997.

Cash flows from investing activities for the six months ended June 30, 1998 consisted solely of capital expenditures of $156,000 as compared to $207,000 for comparable period in 1997. The Company's capital expenditures for the remainder of 1998 are currently expected to be approximately $200,000 and will relate to refurbishment and expansion of certain production facilities equipment and the enhancement of management information system.

Cash flows from financing activities for the first six months ended June 30, 1998 consisted principally of stock issued for $199,000, a stock repurchase of $5,000 and repayment of long term debt of $13,000. The Company will buy back stock in the open market from time to time when the market price is deemed to be appropriate by management. Future repurchases of common stock for the remainder of 1998 are not expected to be significant.

Management believes that funds generated from operations, available borrowing under its line of credit and the use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the second quarter of 1999.

At present, the Company has available a $3,500,000 revolving line of credit with a bank expiring on July 1, 1999 which can be used for working capital purposes. At June 30, 1998, no amounts were outstanding under this line but the Company had $365,000 against the line of credit for a stand-by Letter of Credit permitting the company to remain self-insured for Worker' Compensation.

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

I - OTHER INFORMATION

Item 1 - Legal Proceedings

Legal Settlement - The class action lawsuit Masterjohn et al vs. Rexhall, et al,, Case No. 752188 filed in the Superior Court of Orange County, California has been settled subject to court approval. Under the agreement Rexhall would pay $825,000 in cash, and issue one coupon per vehicle owned by members of the class of $1250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. Coupons would be redeemable at Rexhall's two service centers in Indiana and California, as well as three other dealerships geographically dispersed. The total number of vehicles owned by class members is estimated at approximately 5,000. The Company has recorded a charge of $1,590,000 in 1997 relating to this settlement. To date, the preliminary approval of the settlement has been accepted by the Superior Court of Orange County, California and pursuant to that preliminary approval, $206,000 has been paid to the plaintiffs' attorneys. Final approval may come in the third quarter.

Item 2. - Reports on Form 8-K

None

                         REXHALL INDUSTRIES, INC.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   REXHALL INDUSTRIES, INC. by
   (Registrant)


Date: August 12,1998                         /s/William J. Rex
                                             William J. Rex
                                             Chairman, President and
                                             Chief Executive Officer

Date: August 12, 1998                        /s/Anthony J. Partilipo
                                             Anthony J. Partipilo
                                             Chief Financial Officer