Form 10-Q
period 1998-09-30
REXHALL INDUSTRIES INC
filed 1998-11-13
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarterly Period Ended September 30, 1998    Commission file number:
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

Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,020,363 as of 11/5/98.

REXHALL INDUSTRIES, INC.

INDEX

PART 1 - FINANCIAL INFORMATION     PAGE NUMBER

Item 1.

Financial Statements:

Condensed Balance Sheets at September 30, 1998                  3
and December 31, 1997

Condensed Statements of Operations for the
three and nine months ended September 30,1998
and September 30, 1997                                         4, 5

Condensed Statements of Cash Flows for the
nine months ended September 30, 1998
and September 30, 1997                                          6

Notes to Condensed Financial Statements
as of September 30, 1998                                     7, 8, 9

Item 2.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
And Year 2000 Update                                   10, 11, 12, 13

PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                       14
Item 6.Exhibits and Reports on Form 8-K

  Signatures                                                   15

                                                 (Audited)     (Unaudited)
                                               December  31     September 30
PART I - FINANCIAL INFORMATION                    1997             1998

Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED BALANCE SHEETS

Assets:
Current Assets
Cash                                       $      811,000       $  6,985,000
Accounts Receivable                             5,378,000          3,833,000
Inventories                                     9,439,000         11,032,000
Other Current Assets                               59,000            150,000
Income Tax Receivable                             337,000                ---
Deferred Income Taxes                           2,197,000          2,197,000
Total Current Assets                           18,221,000         24,197,000
Property and Equipment - Net                    4,957,000          5,069,000
Other Assets                                         ---             385,000
TOTAL ASSETS                                  $23,178,000        $29,651,000

Liabilities and Shareholders' Equity:

Current Liabilities
Accounts Payable                                6,111,000          7,979,000
Restructuring Reserve                             605,000            346,000
Warranty Allowance                                937,000          1,108,000
Accrued Legal Settlement                        1,590,000          1,384,000
Dealer Incentives                                 608,000            686,000
Other Accrued Liabilities                         987,000          1,598,000
Income Taxes Payable                                  ---          1,194,000
Current Portion of Long Term Debt                  27,000             28,000
Total Current Liabilities                      10,865,000         14,323,000
Deferred Income Tax Liabilities                    36,000             36,000
Long Term Debt                                    797,000            776,000
Total Liabilities                              11,698,000         15,135,000

Shareholders' Equity:
Preferred Stock - no par value;
Authorized 1,000,000 shares; no
shares outstanding at September 30,
1998 and December 31, 1997

Common Stock - no par value;
Authorized 10,000,000 shares;
Outstanding 3,020,000 shares
at September 30, 1998 and 2,714,000
shares at December 31, 1997                   $ 6,267,000         $ 6,839,000
Retained Earnings                               5,213,000           7,677,000
Total Shareholders' Equity                     11,480,000          14,516,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $23,178,000         $29,651,000

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                 Three Months Ended
                                        Sept.30, 1997           Sept.30, 1998

Sales                                    $15,997,000              $18,470,000

Cost of Sales                              3,817,000               15,079,000

Gross Profit                               2,180,000                3,391,000

Selling, General, Administrative
Expenses and Other Expenses                1,705,000                1,783,000

Income Before Taxes                          475,000                1,608,000

Income Taxes                                 146,000                  643,000

Net Income                              $    329,000              $   965,000

Basic Net Income Per Common Share       $       0.11              $      0.33

Diluted Net Income Per Common and
Equivalent Share                        $       0.11*             $       .32

Weighted Average Number of Common
Shares Outstanding - Basic              $  2,888,400              $ 2,953,000

Weighted Average Number of Common and
Equivalent Shares Outstanding-Diluted   $  2,898,500              $ 2,980,000


*Originally reported as $.12 per share based on 2,757,000 shares outstanding. However, given retroactive effect to the 5% stock dividend of 142,000 shares on June 19, 1998, earnings were adjusted to $.11 per share.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                              Nine Months Ended
                                      Sept. 30, 1997           Sept. 30, 1998

Sales                                  $ 49,877,000               $51,020,000

Cost of Sales                            42,665,000                42,542,000

Gross Profit                              7,212,000                 8,478,000

Selling, General, Administrative
Expenses and Other Expenses               4,686,000                 4,374,000

Income Before Taxes                       2,526,000                 4,104,000

Income Taxes                              1,036,000                 1,640,000

Net Income                            $   1,490,000                $2,464,000

Basic Net Income Per Common Share     $        0.52                $     0.83

Diluted Net Income per Common and
Equivalent Share                      $        0.51*               $     0.83

Weighted Average Number of
Common Shares Outstanding-Basic           2,888,400                 2,953,000

Weighted Average Number of Common
and Equivalent Shares
Outstanding - Diluted                     2,898,500                 2,980,000

*Originally reported as $.54 Per share based on 2,757,000 shares outstanding. However, given retroactive effect to the 5% stock dividend of 142,000 shares on June 19, 1998, earnings were adjusted to $.51 Per share.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                                      1997               1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                     $ 1,490,000       $ 2,464,000
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization                      222,000           253,000
(Increase) Decrease in accounts receivable      (3,266,000)        1,545,000
(Increase) Decrease in inventories                 355,000        (1,593,000)
Increase in other current assets                   (15,000)          (91,000)
Decrease in income tax receivable                  271,000           337,000
Increase in accounts payable                     1,075,000         1,868,000
Decrease in deferred tax liabilities                (4,000)               --
Increase in other current liabilities              796,000         1,590,000
Net cash provided by operating activities          924,000         6,373,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities -
Additions to property and equipment               (445,000)         (366,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

(Repurchase)Issuance of Common Stock              (157,000)          187,000
Repayment of long-term debt                        (21,000)          (20,000)
Net cash provided by (used in)
financing activities                              (178,000)          167,000

NET INCREASE IN CASH                               301,000         6,174,000

BEGINNING CASH                                     742,000           811,000
ENDING CASH                                    $ 1,043,000       $ 6,985,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR

Interest                                       $   203,000       $    89,000
Income Taxes                                       646,000           106,000

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of Common Shares
For Notes Receivable (Note 6)                  $       --        $   385,000

PART I - FINANCIAL INFORMATION

Item 1.

REXHALL INDUSTRIES, INC.

Notes to the Condensed Financial Statements

September 30, 1998

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

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock options and warrants. During the three and nine month periods ended September 30,1998 and September 30,1997, the difference between basic and diluted earning per share was due to the dilutive impact of options to purchase common stock.

Recently Issued Pronouncements

In June 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS" 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by the financial statement. Comprehensive income include items such as net income, changes in value of available for sale securities and foreign currency translation gains and losses. SFAS 130 is effective for fiscal years beginning after December 15, 1997. There is no difference between net income and comprehensive income for quarter ended September 30, 1998 or September 30, 1997.

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

3. Detail of Inventory             December 31, 1997       September 30, 1998

Raw Material                          $ 4,659,000                   5,732,000
Work in Process                         2,124,000                   1,155,000
Finished Motorhomes                     2,656,000                   4,145,000

TOTAL                                 $ 9,439,000                 $11,032,000

4.  Income Per Share

The following is a reconciliation of the basic and diluted income per share computation for the quarters ended September 30, 1997 and 1998.

                     Three Months                       Nine Months

          Sept. 30, 1997     Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998
Net income
used for
basic and
diluted income
per share    $  329,000         $  965,000      $1,490,000        $ 2,464,000
Weighted
average shares used
In basic
computation   2,888,400          2,953,000       2,888,400          2,953,000
Weighted
effect of
dilutive stock
options          10,100             27,000          10,100             27,000
Shares used
in diluted
computation   2,898,500          2,980,000       2,898,500          2,980,000

Income per share:
Basic        $     0.11        $      0.33      $     0.52         $     0.83
Diluted      $     0.11        $      0.32      $     0.51         $     0.83

During 1998, the Company issued a 5% stock dividend, resulting in the issuance of 142,000 shares of common stock. The impact of this stock dividend has been retroactively recorded in the per share calculation for the three months and nine months ended September 30, 1997.

5.  Restructuring

During 1997, the Company's Board of Directors approved a restructuring of the Company's operations. The restructuring plan provided for changes in the operations, and production strategies. In implementing these plans, the Company decided to cease manufacturing operations at Elkhart, Indiana plant.

The Company recorded charges aggregating $1,042,000 as a result of this restructuring plan in the fourth quarter of 1997.

The ceasing of manufacturing operations at the Elkhart facility was made in conjunction with the recently completed expansion of the California facility to accommodate the projected increase in production at the California plant. As a result of this repositioning, the Company determined that certain of fixed assets and inventories located at the Elkhart plant should be written down, resulting in a charge of approximately $937,000. Additionally, the Company recorded severance and other related costs relating to the closure of the Elkhart plan for approximately $105,000, which was included as a restructuring charge in the accompanying statements of operations for the
year-ended December 31, 1997.   As of September 30, 1998, the Company had a
reserve of $346,000 relating to this restructuring.

Restructuring reserve at 12/31/97                                    $605,000
Payments and asset write-downs through
September 30, 1998                                                    259,000

Future cash outlay and charges                                       $346,000


6.  Related Party Notes Receivable

 The Company has advanced $385,000 to key employees during the nine months ended September 30, 1998 under the Company's Incentive and Non-Statutory Stock Option Plan (The Plan). The advances are evidenced by long term notes receivable bearing interest annually until the maturity date. The notes bear interest at the test rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, as amended, subject to annual adjustment as approved by the Company's Compensation Committee. The maturity date of the notes are March 20, 2003 and April 19, 2003 and are secured by a pledge of the shares purchased with proceeds of the notes under the Company's Plan. The number of options exercised under the Plan was 123,000 shares during the nine months ended September 30, 1998.

PART I - FINANCIAL INFORMATION

Item 2. - Management Discussion and Analysis of Financial Condition and results of operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forwarding Looking Statements" and should be read subject to the assumptions contained in the "Forward Looking Statements".


Results of Operations

For the Three Months ended September 30, 1998 and for the Three Months ended September 30, 1997


Sales - 1998 Compared with 1997

Sales for the quarter ended September 30, 1998, totaled $18,470,000 as compared to $15,997,000 in 1997. The units sold for the quarter ended September 30, 1998 were 293 vs 275 in 1997. Increased production efficiencies coming on line at the California facility as a result of the Company's fourth quarter 1997 restructuring plan was the principal factor in the increase in sales for the third quarter.

Cost of Sales - 1998 compared with 1997

The Cost of Sales as a percentage of sales for the third quarter of 1998 was 81.6% vs 86.4% in the third quarter of 1997. The cost of sales percentage for 1998 decreased due to an increase in production efficiencies fueled by an increase in sales demand for the third quarter.

Gross Profit for the third quarter of 1998 was 18.4% vs 13.6% for the third quarter of 1997. This increase was due to the cost decrease discussed in Cost of Sales above. The Company had projected that gross margins would improve in the future due to economies of scale realized in operating a one production facility and this projection was realized. However, there can be no assurance that gross margins will continue to improve due to the unknown impact of competition within the industry.


Selling, General Administrative and Other Expenses-1998 compared with 1997

Selling, General Administrative, and Other Expenses slightly increased in the third quarter of 1998 by $78,000. Selling, General and Administrative and Other Expenses, as a percentage of sales were 9.7% in 1998 as compared to 10.7% in the third quarter of 1997. This decrease was due to the expense amounts being spread over a larger sales base.

Results of Operations

For the Nine Months ended September 30, 1998 and for the Nine Months ended September 30, 1997

Sales - 1998 Compared with 1997

Sales for the nine months ended September 30, 1998, totaled $51,020,000 as
compared to $49,877,000 in 1997.   The increase in sales was principally due
to increased production and shipment of vehicles recorded as sales from the economies realized in operating a one production facility together with servicing the increased third quarter sales demand.

Costs of Sales - 1998 compared with 1997

The Cost of Sales as a percentage of sales for the first nine months of 1998 was 83.4% vs 85.5% in the first nine months of 1997. The cost of sales percentage for 1998 decreased due to the centralization of production in the California facility

Gross Profit - 1998 Compared with 1997

Gross Profit for the first nine months of 1998 was 16.6% vs, 14.5% for the first nine months of 1997. This increase was due to the cost decrease discussed in Cost of Sales above. The Company had projected that gross margins would improve in the future due to economies of scale realized in operating one production facility. However, there can be no assurance that gross margins will continue to improve.

Selling, General Administrative and Other Expenses - 1998 compared to 1997

Selling, General Administrative, and Other Expenses decreased in the first nine months of 1998 by $312,000. Selling, General and Administrative and Other Expenses, as a percentage, were 8.6% of sales in 1998 as compared to 9.4% in the first nine months of 1997. The decrease was principally due to the expense amounts being saved due to centralization of production in the California facility.

Income before taxes 1998 compared with 1997

The income before taxes in the first nine months of 1998 was 8.0% compared to 5.1% for the same period of 1997. The increase in income before taxes was due to increased sales and efficiencies gained from the Company's restructuring plan adopted in the fourth quarter of 1997, including efficiencies gained from the Indiana plant closure, together with servicing the increased sales demand of the third quarter. Certain benefits of centralization have been realized and additional benefits may be realized in the future.

Financial Condition, Capital Resources and Liquidity

The Company's cash needs are primarily to support inventory production, refurbishment of facilities and equipment and systems development. The Company has historically financed its operations primarily with internally generated funds and trade credit. At September 30, 1998, working capital was $9,874,000 as compared to working capital of $7,356,000 at December 31, 1997.

Cash provided by operating activities from the nine months ended September 30, 1998 was $6,373,000 as compared to $924,000 for the comparable period in 1997. During the first nine months, accounts receivable decreased by $1,545,000 and accounts payable and other accrued liabilities increased by $1,868,000 and $1,590,000 respectively. These cash flow sources and net income of $2,464,000 were used in part to increase inventory by $1,593,000. During the nine months ended September 30, 1998, $259,000 of cash was used to execute the Company's restructuring plan adopted in fourth quarter of 1997.

Cash flows from investing activities for the nine months ended September 30, 1998 consisted solely of capital expenditures of $366,000 as compared to $445,000 for the comparable period in 1997. The Company's capital expenditures for the remainder of 1998 are currently expected to be approximately $200,000 and will relate to refurbishment and expansion of certain production facilities equipment and the enhancement of management information system.

Cash flows from financing activities for the first nine months ended September 30, 1998 consisted principally of stock issued for $200,000, stock repurchases of $13,000 and repayment of long term debt of $20,000.
The Company will buy back stock in the open market from time to time when the market price is deemed to be appropriate by management. Future repurchases of common stock for the remainder of 1998 are not expected to be significant.

Management believes that funds generated from operations, available borrowing under its line of credit and the use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the third quarter of 1999.

At present, the Company has available a $3,500,000 revolving line of credit with a bank expiring on July 1, 1999 which can be used for working capital purposes. At September 30, 1998, no amounts were outstanding under this line but the Company had $365,000 against the line of credit for a stand-by Letter of Credit permitting the company to remain self-insured for Worker' Compensation.

SEASONALITY

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its sales in the second quarter and third quarter, consistent with the summer vacation season. This is consistent with industry trends.

YEAR 2000 UPDATE

In 1997, the Company established and began to implement a program to address the Year 2000 issue. The Year 2000 program included the implementation of previously planned systems as well as specific Year 2000 programs. All programs are on track for completion before the year 2000 with various applications being upgraded or replaced as needed. The Company does not expect the Year 2000 program to have a material impact on its results of operations, liquidity or financial condition. Additionally, the Year 2000 program has not deferred any other company projects that will have a material impact on its results of operation, liquidity or financial condition.

IT Systems:

In 1997, with the development of the Year 2000 program the Company began undertaking changes to bring compliant systems and accompanying methodology on board. In 1998, in furtherance of the Year 2000 program, the Company acquired a new Year 2000 compliant client server enterprise system and hired a full time IS professional to oversee the implementation of the program.

The IT systems have been inventoried and the necessary Year 2000 upgrades, replacements and retrofits identified. These projects are presently in various stages of analysis, development and implementation. The Year 2000 program is currently scheduled to be completed by the fourth quarter of 1999.

Non-IT Systems:

Non-IT Systems may contain date sensitive embedded technology requiring the Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as facilities equipment such as heating and air conditioning units.

The Company is a product manufacturer; therefore, the "embedded chip" issue relates to production line components as well as to the equipment used by the Company. Production line components and facilities and equipment are being inventoried and assessments are in progress.

The Company is also addressing the readiness of its critical suppliers and customers. The Company has inventoried its critical suppliers, and is sending letters to suppliers, and where appropriate, contacting certain suppliers requesting Year 2000 certification. The Company is also contacting certain key customers where potential Year 2000 problems may exist. In certain areas where the Company relies on products supplied by manufacturers for the systems provided to its customers, the Company is seeking standard Year 2000 warranties that, to the extent assignable, may be transferred to customers.

Costs:

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is expected to be under $100,000. This estimate does not include the cost of the Company's previously planned business critical systems upgrades, which have not been accelerated due to the Year 2000 problem.

Risks and Contingency Planning:

The Company has identified and assessed the areas that may be at risk related to the Year 2000 problem. The failure to correct a material Year 2000 problem may result in an interruption in, or a failure of, certain normal business operations or activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that through its Year 2000 program, the possibility of significant interruptions of normal business operations should be reduced.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements".

FORWARD-LOOKING STATEMENTS
Our report contains forward-looking statements. These are based on assumptions and on facts as known to us today, and we do not intend to update them. Rexhall's business is seasonal, and we are entering the historically slow season for sales of recreational vehicles. Its business is also subject to increases in material costs, pricing and other pressures from substantially larger competitors, and labor disruptions. Adverse weather, when it occurs, will reduce sales and make deliveries difficult. For some time, favorable recreational vehicle industry sales have been achieved when there are low interest rates, low unemployment, and ready availability of motor fuel. All three of these factors may change rapidly, and they are beyond Rexhall's control or ability to predict. Consumer confidence levels have been stabilizing or declining recently, and may result in postponement of discretionary recreational purchases.

I - OTHER INFORMATION

Item 1 - Legal Proceedings

Legal Settlement - The class action lawsuit Masterjohn et al vs. Rexhall, et al,, Case No. 752188 filed in the Superior Court of Orange County, California has been settled and approved by the court. Under the settlement agreement Rexhall will pay $825,000 in cash, and issue one coupon per vehicle owned by members of the class of $1250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. Coupons will be redeemable at Rexhall's two service centers in Indiana and California, as well as three other dealerships geographically dispersed. The total number of vehicles owned by class members is estimated at approximately 5,000. The Company recorded a charge of $1,590,000 in 1997 relating to this settlement. The preliminary approval of the settlement has been accepted by the Superior Court of Orange County, California and pursuant to that preliminary approval, $206,000 has been paid to the plaintiffs' attorneys. Final approval was accepted by the Superior Court of Orange County, California and pursuant to that approval $619,000 was paid to the plaintiff's attorney on October 6, 1998.

Item 6. - Exhibits and Reports on Form 8-K

The Company's Annual Report in form 10-K for the period ending December 31, 1997, is incorporated herein by reference, Edgar Accession Number
0000850476-98-000010.

There were no Reports on Form 8-K during the period covered by this Form 10-Q.

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





REXHALL INDUSTRIES, INC. by
(Registrant)







Date:       /s/William J. Rex
               William J. Rex
               Chairman, President and
               Chief Executive Officer

Date:      /s/Anthony J. Partipilo
               Anthony J. Partipilo
               Chief Financial Officer