Form 10-K
period 1998-12-31
REXHALL INDUSTRIES INC
filed 1999-04-01
CIK 850476

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 --------
                                 FORM 10-K
(Mark One)
[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

             For the fiscal year ended December 31, 1998
                                    OR
           [ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required]
                             (No fee required)

           For the Transition period from to

                      Commission file number: 0-10067
                     _________________________________
                         REXHALL INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

               California                    95-4135907
(State or other jurisdiction
of Incorporation or organization)   (IRS Employer Identification No.)


                           46147 7th Street West
                           Lancaster, CA  93534
                 (Address of principal executive offices)

       Registrant's telephone number, including area code:  (805) 726-0565

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

                               Yes  x  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 18, 1999 the aggregate market value of voting stock held by non-affiliates was approximately $12,063,031. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. Total shares of common stock held by those deemed to be affiliates at March 18, 1999 totaled 1,570,000. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 30, 1999 there were 3,010,362 shares of the Registrant's common stock outstanding.

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

     The Company produces all of its products from its manufacturing facility in Lancaster, California, which also serves as its Corporate Headquarters. The Company has subcontracted to handle its service and warranty in the eastern half of the country.

Class A Motorhomes

     Based upon industry standards established by the Recreation Vehicle Industry Association ("RVIA"), the Company manufactures certain product lines classified as conventional or class A motorhomes.

     Conventional or class A motorhomes are self-powered vehicles built on a motor vehicle chassis, with engine and drive train components which are supplied by a motor vehicle manufacturer (i.e. Ford, Workhorse Custom Chassis LLC (formerly GM), and Spartan. The interior of the vehicle typically includes a driver's area, kitchen, bathroom, dining and sleeping areas.
Class A motorhomes are self-contained with their own lighting, heating, cooking and refrigeration facilities, waste disposal and water storage tanks, permitting occupancy without requiring connection to utilities. While not designed or intended as permanent housing, Class A motorhomes do provide comfortable living quarters for short periods, particularly for people interested in travel and outdoor recreational activities.

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

Industry Source of Information: Recreation Vehicle Industry Association in Reston, Virginia

     The following table sets forth comparisons of units and dollar sales of all recreational vehicles and ClassA motorhomes in the United States compared with units and dollar sales of the Company during the years ended December 31, 1996, 1997 and 1998:


                                    % Change           % Change
                   Unit             From Prior    Revenues       From Prior
                   Sales              Year        (000)          Year

Total Recreational Vehicles
     1998          441,300           .6%         10,337,006       6.6%
     1997          438,800         (6.0)%         9,696,588      (3.8)%
     1996          466,800         (1.8)%        10,081,182       2.1%


Class A Motorhomes
     1998           42,900          14.1%         3,249,846      23.6%
     1997           37,600           3.0%         2,629,180      14.0%
     1996           36,500          10.6%         2,305,788       5.3%


Rexhall Industries, Inc.
     1998            1,122           3.7%            71,454      13.4%
     1997            1,082          (7.5)%           63,012      (3.0)%
     1996            1,170           2.4%            64,959       7.0%

     Approximately 77 million Americans were born between the years of 1946 and 1964. Commonly known as "baby boomers", this demographic accounts for what the Company believes to be a rapidly growing population of potential Class A motorhome purchasers. Typically, Class A motorhome buyers are over the age of 60, however, increasing disposable income in the 40 to 60 age group is growing the potential Class A market. The Company's continued product development combined with the unified efforts of the RV industry as a whole to capture the attention of this buying demographic, would indicate significant future growth potential for the Company.

The Company's Motorhomes

     The Company's motorhomes are built with attention to quality. The materials used by the Company in constructing its motorhomes are commonly found on more expensive models and, in the opinion of management,generally are superior to those found on motorhomes in the same price range as the Company's motorhomes. The Company uses only steel, as opposed to wood or aluminum, in framing its cage. The Company uses gel coated, high gloss, one-piece fiberglass panel for the sidewalls, front cap, rear cap and roof, giving the look of a more expensive motorhome and eliminating many of the seams commonly found in most motorhomes. Additionally, fiberglass generally allows easier repair of collision marks and scrapes as opposed to aluminum, the other material commonly used in sidewall construction. For insulation, the Company uses polyurethane foam and polystyrene.

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

     The Company currently offers six lines of Class A motorhomes. The product lines are Aerbus, Rexair, RoseAir, Vision, Anthem and American Clipper.

     The Company's Class A line offers many models and floor plans with multiple decors. These various models come with the following chassis and engine types (See Item 1. Raw Materials and Chassis.):

          - Ford F-53 chassis with a V-10 electronically fuel injected engine
          - Chevrolet P-30 chassis with the 290 H.P. Vortec engine
          - Spartan Highlander chassis with a 300 H.P. engine

     Models range in size from an overall length of approximately 23 feet to approximately 39 feet with wheelbase ranging from 158 inches to 252 inches. All models have an overall maximum width of eight and one half feet (102" widebody) with a height (with air conditioner) of just over eleven feet.

     In addition to size or chassis, Rexair, Aerbus, RoseAir, Vision, Anthem and American Clipper models are differentiated by exterior graphics and some floor plan and sleeping accommodations. Depending on the model, each motorhome is equipped to sleep four to six adults comfortably. Standard features and equipment on all Rexhall models include 75 or 80 gallon gas tank (depending on chassis and model), halogen headlights, dash air conditioning, double door flush mounted refrigerator/freezer, three burner range with automatic pilot and optional conventional oven, radial tires, stabilizing air bags, 30,000 B.T.U. furnace, day/night shades and extra large batteries mounted on a slide-out tray for easy access and service. Additional standard equipment includes a television, television antenna, AM/FM stereo radio with cassette player, auxiliary power generators, convection microwave oven, roof air conditioners, and video tape player. Optional equipment include leak detector for propane, back up camera, washer and dryer, hydraulic leveling jacks, electric and heated mirrors, 50 AMP service, ice maker and power entry step for easier entry into the motorhome. Some models may varyin standard equipment.

     Suggested retail prices of Aerbus, Rexair, or RoseAir models with standard equipment range from $75,000 to $148,000 (diesel models) and fully equipped with available options from $82,000 to $175,000. Suggested retail prices for the Vision and American Clipper models (entry level) with standard equipment range from approximately $60,000 to $76,000 (add $5,000 with available options). Anthem diesel models range from $99,000 to $105,000 with standard equipment, and with available options from $105,000 to $114,000.

Specialty Vehicles

     In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users from the disabled to mobile command posts for police and fire departments and even mobile classrooms. This year the company manufactured several vehicles for use by the United States Air Force as mobile telemetry testing vehicles. During 1996, 1997, and 1998, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no intention of phasing out its specialty vehicle business, it anticipates that such business will constitute a low percentage of the Company's overall revenues in the future.

Production

     The Company's manufacturing facility has been designed to permit production of motorhomes on an assembly-line basis. At the beginning of the line and in an effort to achieve uniformity, a partial steel cage is pre-assembled by the Company on a jig. The steel cage is welded together on the jig and then welded to a wall that is welded directly to the chassis to form what the Company terms a "uni-body" design. Steel outriggers are welded in place to support floor and basement storage compartments.

     Seamless gel coated fiberglass is vacuum bonded to a steel frame to form the exterior walls; additionally, the roof wall is vacuum bonded. When all the exterior walls are in place, polyurethane foam insulation is sprayed inside the ceiling radius to fill voids and further bond the exterior shell to the frame. Exterior doors and interior paneling complete the basic construction. Vehicle components, cabinet work, auxiliary power units, appliances, plumbing fixtures, floor coverings, window treatments, hardware, furniture and furnishings are then added. These components are generally purchased in finished form from various suppliers, none of which are a sole source.

     The Company manufactures its own drivers door, compartment doors, grills, bumpers, cabinet work, draperies, fiberglass parts and also makes some of the furniture used in its motorhomes. The Company plans to continue this practice of producing many of the components and certain of the production equipment used in the manufacturing of its motorhomes as long as such practice is practical and results in cost savings.

     The Company operated one production shift, producing an average of 95 units per month during 1998. Total gross units produced in 1998, was 1,147 units. Increases in production can be achieved at a relatively low incremental cost on the existing production shift by increasing the number of production employees.

Raw Materials and Chassis

     The principal raw materials used in the manufacturing process are steel, fiberglass, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

     The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front engine chassis from Ford Motor Company and Chevrolet Motor Division
(GM Corporation, now Workhorse Custom Chassis, LLC). Rear engine pushers are purchased from Spartan Motors under a separate arrangement. The Company acquires Ford products under a converters agreement which is used by the Company to purchase the chassis with financing provided by the supplier's affiliate. The financing provided to obtain chassis under the converters agreement bears interest at the rate prime plus 1% for both lenders (8.75% at December 31, 1998) and is secured by the Company's assets. Upon starting production of the motorhome, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. The rear engine diesel chassis from Spartan has net 30 day terms. Approximately 94% of all chassis were purchased from Ford and GM.

     In the first quarter of 1999, GM completed the sale of their motorhome chassis manufacturing division to Workhorse Custom Chassis, LLC. Future purchases of chassis, previously provided by GM, will be purchased from Workhorse Custom Chassis, LLC. Availability of chassis ordered from Workhorse Custom Chassis, LLC, appears to be okay, however, the Company has little experience with this vendor.

     As is standard in the industry, arrangements with chassis suppliers provide that either the Company or the chassis supplier may terminate their relationship at any time. To date, the Company has not experienced any substantial shortages of chassis. The recreational vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. If Ford were to discontinue the manufacturing of motorhome chassis, or if as a group all of the Company's chassis suppliers significantly reduced the availability of chassis to the industry, the Company could be adversely effected.

Sales and Distribution

     Sales are usually made to dealers on terms requiring payments within ten days or less of the dealer's receipt of the unit.

    Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed. Dealers do not have the right to return motorhomes, except by statute in some states.

     The Company's liability under the repurchase agreements is limited to the total unpaid balance (including interest and other charges) owed to the lending institution by reason of its extension of credit to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments. At December 31, 1997 and December 31, 1998, the Company's contingent liability was approximately $22,130,000 and $25, 530,000 respectively. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal.

Advertising and Promotion

     The Company advertises its motorhomes to consumers in recreational vehicle magazines and to dealers in trade publications and also uses point-of-purchase promotional materials. Its promotional activities generally consist of participation at three major recreational vehicles shows (California RV Show in Pomona, California Louisville Show in Kentucky and Tampa Super Show in Florida) held during the year, as well as local recreational vehicles shows held by its dealers. The company also advertises its product on the World Wide Web under the following site: http://www.rexhall. com. E-Mail responses from consumers shows great promise for this advertising media.

Seasonality and Backlog

     The recreational vehicle business generally has been seasonal with most sales occurring in the months of February through October, with November through January sales generally being considerably slower.

     Historically, the Company does not maintain a significant inventory of finished motorhomes. Production is based on dealer orders and shipments which usually occur within four to eight weeks of the receipt of an order.
At December 31, 1996, 1997 and 1998, the Company's backlog of dealer orders were $3,688,000, $3,864,000 and $15,232,000 respectively. The Company believes that backlog is not necessarily a reliable indication of future sales because dealer orders not only fluctuate but, by industry customs, are cancelable without penalty and because motorhomes have a relatively short manufacturing cycle.

Product Warranty

     The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $959,000, $1,753,000 and $1,041,000 for the years ended December 31, 1996, 1997, and 1998 respectively. The fluctuations in warranty cost were primarily attributed to units produced at the Indiana facility. In most cases, warranty work is performed by a member of the Company's dealer network. The Company owns two service facilities; one in Lancaster, California and the other in Elkhart, Indiana, which as of December 31, 1998,
the Company has decided to sell.   The Company is now using the Lancaster
facility to accomplish warranty repairs which normally would have been performed by one of its dealers and effective January 1999, the Company has subcontracted with a Pennsylvania dealer to do service and warranty work in the eastern states. Management believes that the Service Center allows the Company the benefit of providing better customer service and satisfaction.

Competition and Other Business Risks

     Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for thirteen years and competes with many manufacturers (such as Fleetwood, National RV, Damon, Thor Industries, and Coachman), several having multiple product lines of Class A motorhomes and other recreational vehicles and most being larger and having substantially greater financial and other resources than the Company. The Company sells motorhomes in most of the 48 states. Additionally, the Company sells to dealers in Canada. The Company believes that the quality, design and value offered by its motorhomes to be appealing to the consumer market.

     The Company, like others in the recreational vehicle industry, is dependent upon the availability of chassis from both Ford and GM, now Workhorse Chassis, LLC and upon terms of financing to dealers and retail purchasers. Substantial increases in interest rates, the tightening of credit, a general economic downturn or other factors negatively affecting the amount of consumer's disposable income could have a material adverse impact on the Company's business.

     Shortage of gasoline has in the past had a materially adverse effect on the recreational vehicle industry as a whole and could have a materially adverse effect on the Company's business in the future. In addition, a substantial increase in the price of gasoline could also adversely affect the sale of the Company's motorhomes.

Forward-Looking Statements & Risks:

     Our report contains forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in materials costs, and pricing and other pressures from substantially larger competitors, labor disruptions, and adverse weather.
The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low
unemployment, and ready availability of motor fuel.   Finally, dealer
relations for the entire recreational vehicle industry may be changed by dealers joining together in financial or operating arrangements just now being formed, which may be similar to developments in the automotive or manufactured housing industries. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

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

     The Company relies on certifications obtained from chassis suppliers with respect to compliance of the Company's vehicles with applicable emission control standards and load bearing capacity. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards.

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

Patents and Trademarks

     The Company claims "Aerbus", "Rexair", "RoseAir", "Vision", "Anthem", and "American Clipper" as trademarks but believes its business is not dependent on these names or any other marketing device. The Company does not have any patents or licenses in the conduct of its business.

Employees

     At December 31, 1998, the Company had a total of 454 employees (453 in California and 1 in Indiana). None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties

     In December 1995, the Company completed construction and moved into a 87,000 square foot manufacturing facility in Lancaster, California which serves as both a manufacturing facility and the Company's Executive Offices. The facility was designed by management to insure efficiency and to specifically position the company with the opportunity to meet increased production demands based on orders that have continued to rise on a yearly basis. In September 1996, expansion construction began at the Lancaster site.

The new addition, completed in the fourth quarter of 1997, provided an additional 19,320 square feet of production space. The Lancaster manufacturing plant is debt free with no mortgages on the facility.

     The Company owns a 97,000 square foot production facility on 12 acres in Elkhart, Indiana. The Elkhart facility is debt free with no mortgages on the property. As of December 30, 1997 the company decided to cease production at the Elkhart facility. However, the company retained its wholesale motorhome sales, warranty and service operations at the location throughout 1998. As a result of this decision to restructure its operations, the Company recorded a charge to operations of $1,042,000 in 1997. See footnote 2 to the financial statements. As of January 1999, the Company has contracted out the warranty and service operation to a Pennsylvania dealer. The Company intends to sell the Indiana facilities.

     In September 1995, the Company purchased a 4.5 acre site located in Lancaster, California to serve as the Company's RV Service Center. The site contains a 40,000 square foot facility and was purchased from the City of Lancaster's Redevelopment Agency for $980,000. At December 31, 1998, the Company was indebted to the City of Lancaster Redevelopment Agency an amount of $797,000 with interest at 5.93% per annum due October 2015. The promissory note is collateralized by the Lancaster land and building with a net book value of approximately $911,000 at December 31, 1998. The Company leased a portion of the facility to Lancaster RV from December 1997 to present. Lancaster RV is a major retail dealer.

     In September 1996, the Company purchased a 4,500 square foot facility located one mile east of the Elkhart Plant. The facility has 1,500 sq. ft. of office space and a 3,500 sq. ft. warehouse area. The facility is currently leased to S & S RV as a retail RV Center.

     The Company believes that its facilities are adequate to meet its foreseeable needs.

Item 3. Legal Proceedings

     The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California has been settled on October 2, 1998.

     Under the Settlement Agreement Rexhall paid $825,000 in cash, and issued one coupon per vehicle owned by members of the class for $1,250 towards the purchase of a new Rexhall vehicle or $200 toward service, parts and labor. Coupons are redeemable at Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. Purchasers of Indiana manufactured vehicles will be added as members of the settlement class. The total number of vehicles owned by class members is estimated at approximately 5,000. During 1997 the Company recorded a charge and established a liability of $1,590,000 related to this settlement. At December 31, 1998, the remaining settlement liability is $765,000.

     The Company was sued by Bruce Elworthy and Anne B. Marshall (Elworthy and Marshall) in June 1995 in the Superior Court of the County of Los Angeles. The complaint alleges that a leveling system on a motorhome purchased from Rexhall was defective and caused damages to Elworthy and Marshall of $1,000,000 for medical expenses, loss of earnings, and pain and suffering. The Company believes that it has meritorious defenses against the Elworthy and Marshall claim and intends to vigorously defend itself against the claim. The Company's position is that this personal injury case is without merit. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position or result of operations, if Elworthy and Marshall were to prevail on its liability claims, a judgment in a material amount could be awarded against the Company.

     Other than the above referenced cases, the Company is a defendant in other various legal proceedings resulting from the normal course of business. In the opinion of company management, the resolution of such matter will not have a material effect on its financial statements or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the vote of security holders during the fourth quarter of 1998.

                             PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information.

     The Company's Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the NASDAQ National Market System. The Company's NASDAQ symbol is "REXL". The following table sets forth the range of high and low closing sale prices of a share of the Company's Common Stock in the over-the-counter market for each quarter since the first quarter of 1996 according to NASDAQ:


                1996                    High       Low
        First Quarter                 $ 7.00     $ 4.88
        Second Quarter                  8.13       6.25
        Third Quarter                  11.00       6.00
        Fourth Quarter                 10.00       6.50

                1997                    High       Low
        First Quarter                 $ 6.88     $ 5.50
        Second Quarter                  6.25       4.75
        Third Quarter                   6.00       5.25
        Fourth Quarter                  5.75       4.63

                1998                    High       Low
        First Quarter                 $ 5.19       4.53
        Second Quarter                  7.63       4.44
        Third Quarter                   9.38       5.13
        Fourth Quarter                  9.00       4.75

Holders

      At March 31, 1999, the Company had 67 shareholders of record.

Item 6. Selected Financial Data.

      The following selected financial information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company included elsewhere herein. The following table presents selected historical financial data of the Company for each of the five fiscal years in the period from December 31, 1994 through December 31, 1998. The financial information as of and for each of the five years in the period ended December 31, 1998 were derived from audited financial statements of the Company.

Statement of Operations Data:
(in thousands, except per-share date)
                                       Year Ended December 31,

                                1994      1995      1996      1997     1998

Net Revenues                $  50,090  $  60,709  $ 64,959 $ 63,012 $ 71,454

Cost of Goods Sold             43,184     51,981    56,167   59,921   59,314

Gross Profit                    6,906      8,728     8,792    7,091   12,140

Selling, General, and Administrative
Expenses                        3,841      5,281     6,426    7,286    6,749

Restructuring Charge              ---        ---       ---   1,042      (282)

Income (Loss) from Operations   3,065      3,447     2,366  (1,237)    5,673

Interest Income                   181         69        29       3       157

Interest Expense                  (48)      (136)     (171)   (134)     (101)

Legal Settlement                  ---        ---       ---  (1,590)      ---

Other Income(Expense)              24         14       (93)     46       135

Income (Loss) Before Income
Taxes                           3,222      3,394     2,131  (2,912)    5,864

Provision for Income Taxes
(Benefit)                       1,300      1,360       847  (1,077)    2,474

Net Income (Loss)            $  1,922   $  2,034  $  1,284 ($1,835)  $ 3,390

Net Income (Loss) Per Share
 - Basic (1)                 $    .66   $    .69  $    .44  ($ .64)  $  1.14

Net Income (Loss) per
Share - Diluted (1)          $    .64   $    .68  $    .43  ($ .64)  $  1.13

Weighted Average Shares
Outstanding - Basic (1)   2,893,000  2,934,000  2,948,000 2,882,000 2,968,000

Weighted Average Shares
Outstanding- Diluted (1)  2,993,000  3,004,000  2,998,000 2,882,000 2,990,000

Balance Sheet Data:
(in thousands)
                                            As of December 31,


                               1994        1995      1996     1997      1998

Working Capital              $ 8,858     $ 9,269   $ 9,519  $ 7,356   $10,805

Total Assets                  15,991      19,975    23,496   23,178    28,471

Long Term Debt
less Current Portion             ---         852       826      797       767

Shareholders Equity          $10,376     $12,225   $13,581  $11,480   $14,992


(1) Retroactively adjusted to give effect to a 5% stock dividend of 142,000 shares in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth for each of the three years indicated the percentage of revenues represented by certain items on the Company's Statements of Operations:


                                           Percentage of Net Sales
                                            Year Ended December 31,
                                                1996       1997        1998
Net Revenues                                   100.0%     100.0%      100.0%
Costs of goods sold                             86.5       88.7        83.0
Gross profit                                    13.5       11.3        17.0
Selling, general, and administrative expenses    9.9       11.6         9.4
Restructuring charge                             ---        1.7        (0.3)
Income(loss) from operations                     3.6       (2.0)        7.9
Legal Settlement                                 ---       (2.5)        ---
Other Income(expense), net                      (0.3)      (0.1)        0.3
Income(loss) before income taxes (benefit)       3.3       (4.6)        8.2
Provision for income taxes (benefit)             1.3       (1.7)        3.5
 Net income(loss)                                2.0%      (2.9%)       4.7%


Management Discussion and Analysis

Overview

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. As is generally the case in the recreational vehicle industry, various factors can influence sales. These factors include increases in interest rates, competition, restrictions on the availability of financing for the purchase of recreational vehicles as well as significant increases in the cost of gasoline. The Company's business is also seasonal in that the majority of sales occur in the second and third quarter.

     Prior to 1998, the Company operated two manufacturing divisions, Lancaster, California and Elkhart, Indiana. During 1997, the Company's Board of directors adopted a formal plan of restructuring whereby the Company implemented a plan to cease production operations at its Elkhart, Indiana manufacturing plant and potentially sell all or part of the real estate the facility occupied. This decision was based upon the Company's evaluation of costs and the product quality of the recreational vehicles being produced in Elkhart. Concurrent with this decision, the Company completed an expansion of its Lancaster facility to accommodate the expected rise in production. The Company operated the service center in Elkhart, Indiana during 1998 but in January sub-contracted its service and warranty in the eastern half of the United States. The Company has decided to sell the Indiana facility.

     Two key transactions adversely impacted the Company's results of operations during 1997. In addition to the aforementioned restructuring charge for the production closure of the Elkhart facility, the Company reached a settlement of an existing class action lawsuit against the Company. Pursuant to the settlement, the Company was required to pay $825,000, plus issue coupons to all members of the class for a discount of $200 on future repairs or $1,250 towards the purchase of a new Rexhall vehicle. The Company reported the impact from these transactions as charges in the accompanying statement of operations aggregating $1,042,000 for the restructuring and $1,590,000 for the lawsuit settlement during 1997.

Result of Operations

     Comparison of the Year Ended December 31, 1998 to Year Ended December 31, 1997

     Net revenues for the year ended December 31, 1998, were $71.4 million, compared to $63.0 million for 1997, an increase of $8.4 million or 13.3%. The number of units shipped in 1998 increased 40 to 1,122 in 1998 from 1,082 in 1997, an increase of 3.7%. This increase in units shipped was lower than the overall increase in sales as a result of a change in the sale mix. Double-slide units introduced in the fourth quarter of 1997 increased to 28% of sales in 1998. Conversely fewer lower margin single slide and non-slide units were sold in 1998. The average net selling price increased approximately 9% during the period.

     Gross profit for the year ended December 31, 1998 increased to $12.1 million from $7.1 million for 1997, an increase of $5.0 million or 70%. The gross margin for 1998 was 17.0% as compared to 11.3% for 1997. The increase in gross profit is due to increased operating efficiencies and improved quality at the California plant primarily serving our major market in the Western United States and higher margins associated with the increased sales of units equipped with higher priced options.

     Selling, general and administrative expenses (SG&A) for the year ended December 31, 1998 were $6.7 million, compared to $7.3 million for 1997, a decrease of $.6 million or 7%. The decrease in SG&A is due principally to decreases in warranty expense as compared to 1997. The decrease in selling, general and administrative expenses as a percentage of sale from 11.5% in 1997 to 9.4% in 1998 results from the increased sales level and efficiencies gained by operating one plant at the Corporate Headquarters.

     The Company's effective income tax rate was 43.5% for the year ended December 31, 1998 as compared with 37.0% for 1997. Basic and diluted net income per share was $1.14 and $1.13 respectively, for the year ended December 31, 1998, as compared to basic and diluted net loss per share of ($.64) sales and ($.64), respectively, in 1997. Exclusive of the impacts of the restructuring and legal settlement non-recurring items during 1997 and 1998, net loss would have been ($0.2) million for the year ended December 31, 1997 as compared to net income of $3.2 million for 1998. Basic and diluted loss per share excluding the impact of the aforementioned non-recurring items during 1997 and 1998 would have been $0.06 for the year ended December 31, 1997 as compared to $1.08 and $1.07 respectively, for 1998. The increase in basic and diluted net income per share was due to increased sales margins and decreased SG&A costs such as warranty.

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

     Selling, general and administrative expenses (SG&A) for the year ended December 31,1997 were $7.3 million, compared to $6.4 million for 1996, an increase of $0.9 million or 13.4%. The increase of SG&A is due principally to an increase in sales incentive payments, legal expenses and warranty expense as compared to 1996. The percentage of SG&A to revenues was 11.6% for 1997 as compared to 9.9% for 1996. The increase is due, in part, to fixed costs of the Elkhart facility being spread over a smaller population of sales during 1997 as compared to 1996.

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

     The net loss before income tax benefit for the year ended December 31, 1997 was $2.9 million, as compared with net income before tax of $2.1 million for 1996, principally due the aforementioned non-recurring charges. Without these non-recurring charges,loss before taxes would have been $0.3 million for the year ended December 31, 1997 as compared to net income of $2.1 million for 1996. The decrease in this adjusted difference is due principally to production inefficiencies in the Elkhart facility resulting in reduced gross margins, increased legal, warranty and other administrative costs in the Elkhart facility, and increased dealer rebates and sales incentive payments.

     The Company's effective income tax rate was 37.0% (benefit) for the year ended December 31, 1997 as compared with 39.7% for 1996. The income tax benefit in 1997 results from the anticipated refund of prior year income taxes from the carryback of the 1997 taxable net loss. Basic and diluted net loss per share was ($0.64) for the year ended December 31, 1997, as compared to basic and diluted income per share of $0.44 and $0.43, respectively, in 1996. Exclusive of the impacts of the aforementioned non-recurring items, net loss would have been ($0.2) million for the year ended December 31, 1997, as compared to net income of $1.3 million for 1996. Basic and diluted loss per share excluding the impact of the aforementioned non-recurring items would have been $0.06 for the year ended December 31, 1997 as compared to $0.44 and $0.43 respectively, for 1996. The decrease in both of these relationships is due principally to production inefficiencies in the Elkhart facility resulting in reduced gross margins, increase legal, warranty and other administrative costs in the Elkhart facility, and increased dealer rebates and sales incentive payments.

Year 2000:

     The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Computer programs that are date dependent are found in the software that operate many IT systems as well as in the computer based devices which control many types of electronic equipment. Computer programs that are not Year 2000 compliant will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of the related IT systems or electronic equipment.

     The Company has established and is implementing a program to address the Year 2000 issue. The Year 2000 program included the implementation of previously planned systems as well as specific Year 2000 programs. All programs are on track for completion before the year 2000 with various applications being upgraded or replaced as needed. The failure to correct a material Year 2000 problem may result in an interruption in, or a failure of, certain normal business operations or activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Additionally, the Year 2000 program has not deferred any other company projects that will have a material impact on its results of operation, liquidity or financial condition.

IT Systems:

     The Company began undertaking changes to bring non-compliant systems and accompanying methodology to Year 200 compliant standards. In furtherance of the Year 2000 program, the Company acquired a new Year 2000 compliant client server enterprise system and hired a full time IS professional to oversee the implementation of the program.

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

Risks and Contingency Planning:

     The Company has identified and assessed the areas that may be at risk related to the Year 2000 problem. The failure to correct a material Year 2000 problem may result in an interruption in, or a failure of, certain normal business operations or activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company has initiated contingency planning for possible Year 2000 issues, including such factors as supply chain and banking operations. Where needed, the Company will establish contingency plans based on the Company's actual testing experience and assessment of outside risks. The Company anticipates final contingency plans to be in place by June 1999. The Year 2000 program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that through its Year 2000 program, the possibility of significant interruptions of normal business operations should be reduced.

     Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements".

Liquidity and Capital Resources

     The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of December 31, 1998, the Company had working capital of $10,805,000, compared to $7,356,000 at December 31, 1997 The $3,449,000 increase in working capital primarily resulted from a $3,335,000 increase in inventories and a $4,206,000 increase in cash, partially offset by a $1,846,000 increase in accounts payable and a $1,311,000 decrease in current deferred tax assets. The increase in cash and inventory relates to 1998 income and increase in back orders at December 1998, as compared with the same period in 1997.

     As of December 31, 1998 the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. Under this line of credit, $365,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workmen's compensation insurance in California. Since the Company purchased workmen's compensation insurance covering their employees at their Elkhart
plant, a similar letter is not required for this facility.   At December 31,
1998, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of December 31, 1998.

     The Company has a $1,866,000 line of credit with General Motors Acceptance Corporation, a chassis vendor. Borrowings under the line bear interest at an annual rate of prime plus 1% (8.75% at December 31, 1998).
All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1997 and 1998 were $453,000 and $644,000 respectively.

     The Company has a line of credit with another chassis vendor, Ford Motor Credit Company ("FMCC"), with a $2,600,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (8.75% at December 31,
1998). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1997 and 1998 were $2,162,000 and $2,986,000 respectively. FMCC has subsequently increased the line of credit to $4,000,000 as of March 13, 1999, in order to accommodate increased production demands.
 .
     Capital expenditures during 1998 were $482,000. Management anticipates a comparable level of capital expenditures in 1999. Cash flows from financing activities consisted primarily of proceeds of $199,000 from the exercise of employee stock options, offset by repurchases of common stock on the open market of $63,000.

     The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1999, including payments related to the legal settlement and expansion plans at the California facility, primarily with cash flows from operations,supplemented, if necessary, by borrowings under its revolving credit agreement.

     As mentioned previously during 1997, the Company restructured its operations and ceased production in its Elkhart, Indiana facility. As a result, the Company recorded certain charges for write-off of certain property and equipment and inventory in the Elkhart facility. The Company owns the real estate for the Elkhart facility. As of December, the Company has decided to sell the property. The Company has evaluated the recoverability of this real estate and has concluded that the appraised value of the real estate exceeds the related book value and that the cost of the real estate is recoverable. Accordingly, no impairment write-down has been recorded as of December 31, 1998.

Forward Looking Statements

     Our report contains forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in materials costs, and pricing and other pressures from substantially larger competitors, labor disruptions, and adverse weather.

     The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and ready availability of motor fuel. Finally, dealer relations for the entire recreational vehicle industry may be changed by dealers joining together in financial or operating arrangements just now being formed, which may be similar to developments in the automotive or manufactured housing industries. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

New Accounting Pronouncements

     In June 1997, The Financial Accounting Standards Board ("FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS" 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components ofcomprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by the financial statement. Comprehensive income include items such as net income, changes in value of available for sale securities and foreign currency translation gains and losses. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that the disclosure requirements from this statement does not impact the financial statements of the Company as there is no difference between net income and comprehensive income for any of the years presented.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company operates in only one business segment, the manufacture and distribution of f recreational vehicles. Accordingly, SFAS 131 does not have an impact on the Company's financial reporting.

     In February 1998, FASB issued Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and other Post Retirement Benefits. SFAS 132 established additional standards for the disclosure of pensions and post retirement benefits but does not change the method of accounting for such plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management has determined that the disclosure requirements from these statements does not impact the financial statements of the Company.

     In June 1999, FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

Item 8. Financial Statements



                         Independent Auditor's Report




The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying balance sheets of Rexhall Industries, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. as of December 31, 1998 and 1997, and the result of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                 /s/ KPMG LLP
Los Angeles, California
March 12, 1999

AUDITORS' REPORT


REXHALL INDUSTRIES, INC.:

     We have audited the statements of operations, shareholders' equity, and cash flows of Rexhall Industries, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Rexhall Industries, Inc. operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.





                                Deloitte & Touche LLP
Los Angeles, California
April 11, 1997

                           REXHALL INDUSTRIES, INC.
                                BALANCE SHEETS
                          December 31, 1997 and 1998

ASSETS                                             1997               1998

CURRENT ASSETS
   Cash                                      $     811,000      $ 5,017,000
   Accounts receivables, less allowance
   for doubtful accounts $106,000 in 1997,
   and $150,000 in 1998                          5,378,000        4,631,000
   Inventories                                   9,439,000       12,774,000
   Income tax receivable                           337,000              ---
   Deferred income taxes (note 7)                2,197,000          956,000
   Other current assets                             59,000           33,000
     Total Current Assets                       18,221,000       23,411,000

Property and equipment at cost net of
   accumulated depreciation (note 3 and 6)       4,957,000        4,519,000
Property held for sale (note 13)                       ---          541,000

TOTAL ASSETS                                   $23,178,000      $28,471,000

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable (note 4)                  $  6,111,000      $ 7,958,000
   Restructuring reserve (note 2)                  605,000              ---
   Warranty allowance                              937,000          966,000
   Accrued Legal Settlement (note 9)             1,590,000          765,000
   Accrued Legal                                   348,000          829,000
   Dealer Incentives                               608,000          830,000
   Other accrued liabilities                       467,000          557,000
   Accrued Compensation and Benefits               172,000          672,000
   Current portion of long-term debt (note 6)       27,000           29,000
TOTAL CURRENT LIABILITIES                       10,865,000       12,606,000

Deferred income taxes (note 7)                      36,000          106,000

Long-Term debt (note 6)                            797,000          767,000
TOTAL LIABILITIES                               11,698,000       13,479,000

SHAREHOLDERS' EQUITY
   Preferred Stock - no par value
     Authorized, 1,000,000 shares;
     No shares outstanding at December 31, 1997
     and December 31, 1998                            ---               ---

   Common stock-no par value,
     Authorized, 10,000,000 shares,
     issued and outstanding;
     2,714,000 at December 31, 1997 and
     3,010,000 at December 31, 1998 (Note 11)    6,267,000        6,788,000
  Loan receivable from exercise of options (Note 5)    ---         (399,000)
  Retained earnings                              5,213,000        8,603,000
TOTAL SHAREHOLDERS' EQUITY                      11,480,000       14,992,000

Commitments and Contingencies (note 8)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY       $23,178,000      $28,471,000

(1) Retroactivity adjusted to give effect to 5% stock dividend of $142,000 shares in 1998.

               See accompanying notes to financial statements

                         REXHALL INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 and 1998


                                      1996          1997            1998

Net Revenues                     $64,959,000    $63,012,000      $71,454,000

Cost of Sales                     56,167,000     55,921,000       59,314,000

Gross Profit                       8,792,000      7,091,000       12,140,000

Operating Expenses:
Selling, General and
Administrative Expenses            6,426,000      7,286,000        6,749,000

Restructuring Charge                     ---      1,042,000         (282,000)

Income (Loss) from Operations      2,366,000     (1,237,000)       5,673,000


Other Income (Expense):

Interest Income                       29,000         3,000           157,000

Interest Expense                    (171,000)     (134,000)         (101,000)

Legal Settlement                         ---    (1,590,000)              ---

Other Income (Expense)               (93,000)       46,000           135,000

Income (Loss) Before Income Taxes  2,131,000    (2,912,000)        5,864,000

Income Tax Expense (Benefit)         847,000    (1,077,000)        2,474,000

Net Income (Loss)                 $1,284,000   ($1,835,000)      $ 3,390,000

Basic Net Income (Loss) Per Share $      .44    $     (.64)      $      1.14

Diluted Net Income (Loss)
Per Share                         $      .43    $     (.64)      $      1.13

Weighted Average Shares
Outstanding - Basic                2,948,000     2,882,000         2,968,000

Weighted Average Shares
Outstanding - Diluted              2,998,000     2,882,000         2,990,000



             See accompanying notes to financial statements

                          REXHALL INDUSTRIES, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31,  1996, 1997 and 1998

                            COMMON STOCK      LOAN      RETAINED
                       SHARES     AMOUNT   RECEIVABLE   EARNINGS   TOTAL

BALANCE,
January 1, 1996      2,626,000  $6,461,000  $   ---  $5,764,000  $12,225,000
Exercise of Stock
Options                 10,000      33,000      ---         ---       33,000
Repurchase and
Retirement of Stock     (6,000)    (46,000)     ---         ---      (46,000)
Options issued
to consultant (Note 10)    ---      85,000      ---         ---       85,000
Net income                 ---         ---      ---    1,284,000   1,284,000

BALANCE,
December 31, 1996    2,630,000   6,533,000      ---    7,048,000  13,581,000
Repurchase and
Retirement of Stock    (47,000)   (266,000)     ---          ---    (266,000)
5% Stock Dividend      131,000         ---      ---          ---         ---
Net Loss                   ---         ---      ---   (1,835,000) (1,835,000)

BALANCE,
December 31, 1997    2,714,000   6,267,000      ---    5,213,000  11,480,000
Repurchase and
Retirement of Stock     (7,000)    (63,000)     ---          ---     (63,000)
Exercise of Stock
options                161,000     584,000      ---          ---     584,000
5% Stock Dividend      142,000         ---      ---          ---         ---
Loans receivable
from exercise of
stock options              ---         ---  (399,000)       ---     (399,000)
Net Income                 ---         ---      ---    3,390,000   3,390,000
BALANCE,
December 31, 1998    3,010,000  $6,788,000 $(399,000) $8,603,000 $14,992,000

              See accompanying notes to financial statements

                         REXHALL INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                           1996        1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income(loss)                     $  1,284,000  ($1,835,000)  $3,390,000

Adjustments to reconcile
net income (loss)
to net cash provided by
Operating Activities:
Depreciation and amortization             348,000      216,000      344,000
Restructuring charges - non-cash
effect                                        ---      437,000          ---
Provision for deferred income taxes      (155,000)  (1,726,000)   1,311,000
Options issued to consultant               85,000          ---          ---
(Increase) decrease in:
Accounts receivable                     1,855,000   (2,170,000)     747,000
Inventories                            (5,142,000)   4,056,000   (3,335,000)
Income tax receivable                    (271,000)     (66,000)     337,000
Increase(decrease) in:
Accounts payable                        1,844,000   (1,480,000)    1,846,000
Restructuring Reserve                         ---      605,000      (605,000)
Warranty allowance                         44,000      582,000        29,000
Accrued legal settlement                      ---    1,590,000      (825,000)
Accrued legal                                 ---          ---       481,000
Dealer incentives                         271,000      269,000       221,000
Other assets and liabilities              315,000      312,000       639,000

Net cash provided by operating
activities                                207,000      790,000     4,580,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment    (1,426,000)    (427,000)     (482,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt              (24,000)     (28,000)      (28,000)
Proceeds from exercise of stock options    33,000          ---       199,000
Repurchase and retirement of stock       ( 46,000)    (266,000)      (63,000)

Net cash provided by (used in)
financing activities                     ( 37,000)    (294,000)      108,000

NET (DECREASE) INCREASE IN CASH        (1,256,000)      69,000     4,206,000

BEGINNING CASH BALANCE                  1,998,000      742,000       811,000

ENDING CASH BALANCE                  $    742,000  $   811,000    $5,017,000

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Income taxes paid during the year    $    918,000  $   696,000    $1,090,000

Interest paid during the year        $    273,000  $   259,000    $  101,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:

Loans to related parties for
stock option exercise                $       ---   $       ---    $  399,000


             See accompanying notes to financial statements

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

Inventories - Inventories are stated at the lower of cost or market value, determined using the first-in, first-out basis, or market. Costs include material, labor and applicable manufacturing overhead. Inventories consist of the following at December 31, 1997 and 1998:

                                   1997           1998

     Raw materials              $4,659,000    $ 7,593,000
     Work-in-Progress            2,124,000      1,522,000
     Finished Goods              2,656,000      3,659,000

     Total                      $9,439,000    $12,774,000

Property and Equipment - Property is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the assets, which range from 2 to 31.5 years.

Property held for sale is stated at the lower of cost or estimated net realizable value and includes certain property and equipment no longer used in the Company's operation.

Revenue Recognition - The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when title of the motorhome transfers to the dealer. This generally occurs upon shipment. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

Warranty Reserve Policy - The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty expense was $959,000, $1,753,000 and $1,041,000 for the years ended December 31,
1996, 1997, and 1998, respectively.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (Loss) per Share - Basic net income (loss) per share is based upon the weighted average number of the actual shares outstanding during the period. Options to purchase common stock are included in the calculation of income
(loss) per share provided their impact is not anti-dilutive.

Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Accounting for Stock Options - In October, 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensations" ("SFAS No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options. The Company will continue to measure compensation costs under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and complied with the pro forma disclosure requirements of SFAS No. 123 in its annual financial statements.

Recent Accounting Pronouncements - In June 1997, The Financial Accounting Standards Board ("FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS" 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements,. SFAS 130 does not require a specific financial statement format but requires an enterprise to display an amount representing total comprehensive income for the period covered by the financial statement. Comprehensive income include items such as net income, changes in value of available for sale securities and foreign currency translation gains and losses. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management has determined that the disclosure requirements from these statements does not impact the financial statements of the Company as there is no difference between net income and comprehensive income for the years presented.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 established standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Company operates in only one business segment, the manufacture and distribution of recreational vehicles. Accordingly, SFAS 131 does not have an impact on the Company's financial reporting.

     In February 1998, FASB issued Statement of Financial Accounting Standard No. 132, Employers' Disclosures about Pensions and other Post Retirement Benefits. SFAS 132 established additional standards for the disclosure of pensions and post retirement benefits but does not change the method of accounting for such plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Management has determined that the disclosure requirements from these statements does not impact the financial statements of the Company.

     In June 1999, FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

Fair Values of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, trade and other receivables, trade accounts payable and accrued expenses: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

Reclassifications - Certain reclassifications have been made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

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

The ceasing of manufacturing operations at the Elkhart facility was made in conjunction with the recently completed expansion of the California facility to accommodate the projected increase in production at the California plant. As a result of this repositioning, the Company determined that certain of fixed assets and inventories located at the Elkhart plant should be written down, resulting in a charge of approximately $937,000. Additionally, the Company recorded severance and other related costs relating to the closure of the Elkhart plant for approximately $105,000, which was included as a restructuring charge in the accompanying statements of operations for the year-ended December 31, 1997. As of December 31, 1998, the Company had no remaining reserve relating to this restructuring.

Restructuring reserve at 12/31/97                                   $605,000
Payments and asset write-downs through December 31, 1998             605,000

Future cash outlay and charges                                      $      0

The Company owns the real estate for the Elkhart facility.   The Company has
evaluated the recoverability of this real estate and has concluded that the appraised value of the real estate exceeds the related book value and that the cost of the real estate is recoverable. Accordingly, no impairment write-down has been recorded as of December 31, 1998.

3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 1997 and 1998:
                                  Useful Lives
                                   (In years)       1997            1998

Building and Land                    5, 31.5      4,543,000      4,094,000
Furniture, fixtures and equipment        2,7      1,227,000      1,332,000
Autos and trucks                         5,7        155,000        309,000
                                                  5,925,000      5,735,000
Less accumulated depreciation
and amortization                                   (968,000)    (1,216,000)

Property and equipment, net                      $4,957,000     $4,519,000


4. LINES OF CREDIT
The Company has available a $3,500,000 revolving line of credit with a bank expiring on June 1, 1999. Under this line of credit, $365,000 has been set aside as an irrevocable standby letter of credit. The reference rate is the rate of interest publicly announced from time to time by the bank in San Francisco. At December 31, 1998, no amounts were outstanding under this line and $365,000 of standby letters of credit have been issued. All borrowings are collateralized by the Company's assets.

The Company has a $1,866,000 line of credit with General Motors Acceptance Corporation, a chassis vendor. Borrowings under the line bear interest at an annual rate of prime plus 1% (8.75% at December 31, 1998). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1997 and 1998 were $453,000 and $644,000 respectively.

The Company has a line of credit with another chassis vendor, Ford Motor Credit Company ("FMCC"), with a $2,600,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (8.75% at December 31, 1998). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1997 and 1998 were $2,162,000 and $2,986,000 respectively. FMCC has subsequently increased the line of credit to $4,000,000 as of March 13, 1999, in order to accommodate increased production demands.

5. LOANS TO RELATED PARTIES:
From time to time the Company makes loans to certain officers and key employees related to the exercise of stock options. During 1998, the Company advanced $385,000 to key employees under the Company's Incentive and Non-Statutory Stock Option Plan (The Plan). These loans are full recourse loans secured by the shares of common stock issued upon such exercise. The notes bear interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, as amended, subject to annual adjustments as approved by the Company's Compensation Committee (4.47% at December 31, 1998). Loans extended for the exercise of incentive stock options are netted against equity. The maturity date of the notes are March 20, 2003 and April 19, 2003 and are secured by a pledge of the shares purchased with proceeds of the notes under the Company's Plan. The number of options exercised under the Plan was 123,000 shares during the year ended December 31, 1998.

6. LONG-TERM DEBT
Long-term debt at December 31, 1997 and 1998
consists of the following:                            1997           1998
Promissory note payable to the City of
Lancaster Redevelopment Agency,
240 monthly payments of $6,285 including
principal and interest at 5.93% per annum,
note matures on October 2015.
The note is collateralized by land and
building with a net book value
of approximately $911,000 at December 31, 1998.     $824,000        $796,000
     Less: Current Portion                            27,000          29,000
     Long-Term debt                                 $797,000        $767,000

Future annual minimum principal payments due on long-term debt (including current portion) as of 12/31/98 are as follows:

              Year Ending December 31,
                        1999                        29,000
                        2000                        31,000
                        2001                        32,000
                        2002                        34,000
                        2003                        37,000
                        Thereafter                 633,000
                                                  $796,000

7.  INCOME TAXES
The components of income tax expense (benefit) are as follows:
                                      Years Ended December 31,
                                 1996           1997         1998
Current:
   Federal                  $   780,000   $    526,000    $1,018,000
   State                        222,000        123,000       145,000
                              1,002,000        649,000     1,163,000
Deferred:
  Federal                      (124,000)    (1,347,000)      950,000
  State                         (31,000)      (379,000)      361,000
                               (155,000)    (1,726,000)    1,311,000

                            $   847,000    ($1,077,000)   $2,474,000

The components of deferred tax assets (liabilities) at December 31, 1997 and 1998 are as follows:

                                       1997                      1998
                                FEDERAL     STATE      FEDERAL       STATE
Current:
 Allowance for bad debts       $ 33,000  $  9,000     $ 51,000     $ 9,000
 Inventory reserves             124,000    34,000          ---         ---
 Warranty accrual               292,000    81,000      190,000      32,000
 Dealer incentives              179,000    49,000       87,000      14,000
 Uniform capitalization         120,000    33,000       21,000       4,000
 Reserve for self insurance     135,000    37,000       87,000      14,000
 Legal reserves                 603,000   167,000      205,000      34,000
 Accrued restructuring
 liability                      188,000    52,000          ---         ---
 Other accrued liabilities       15,000     4,000       39,000       6,000
 State tax                       42,000       ---      163,000         ---

                              1,731,000   466,000      843,000     113,000
Non Current:
  Depreciation                   29,000     7,000      (91,000)    (15,000)
Net deferred tax assets      $1,702,000 $ 459,000    $ 752,000    $ 98,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income (loss) taxes (benefit) due to the following:
                                               Years Ended
                                               December 31,
                                        1996          1997         1998

Income (loss) before income tax      $2,131,000    ($2,912,000)  $5,864,000
Statutory federal tax rate (benefit)         35%            34%          34%

Expected tax expense (benefit)          746,000       (990,000)   1,994,000
State taxes net of federal effect       148,000       (169,000)     334,000
Permanent differences                    20,000          6,000        6,000
IRS audit resolution, primarily
 State Tax deduction                        ---        101,000          ---
Write off of income tax receivable          ---            ---      140,000
Other adjustments                       (67,000)       ( 5,000)         ---

Provision for income taxes (benefit) $  847,000    ($1,077,000)  $2,474,000

8.  COMMITMENTS AND CONTINGENCIES
Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company at dealer cost plus unpaid interest in the event of default by the dealer. To date repurchases have not resulted in significant losses. During 1997 and 1998 the Company repurchased approximately $3,145,000 and $832,000 respectively, of motorhomes under these agreements. At December 31, 1997 and 1998, approximately $22,130,000 and $25,530,000 respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes.

Litigation - The Company was sued by Bruce Elworthy and Anne B. Marshall (Elworthy and Marshall) in June 1995 in the Superior Court of the County of Los Angeles. The complaint alleges that a leveling system on a motorhome purchased from Rexhall was defective and caused damages to Elworthy and Marshall of $1,000,000 for medical expenses, loss of earnings, and pain and suffering. The Company believes that it has meritorious defenses against the Elworthy and Marshall claim and intends to vigorously defend itself against the claim. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position or result of operations, if Elworthy and Marshal were to prevail on its liability claims, a judgment in a material amount could be awarded against the Company.

The Company is a party to various claims, complaints and other legal actions that have arisen in the ordinary course of business. The Company believes that the outcome of such pending legal proceedings, in the aggregate will not have a material adverse effect on the Company's financial condition or result of operations, except as described in footnote 9, legal settlement.

9. LEGAL SETTLEMENT
Legal Settlement - The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County,
California has been settled on October 2, 1998.     Under the agreement
Rexhall paid $825,000 in cash, and issued one coupon per vehicle owned by members of the class of $1,250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. Coupons are redeemable at Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. The total number of vehicles owned by class members is estimated at approximately 5,000. The Company recorded a charge of $1,590,000 in 1997 relating to this settlement. The December 31, 1998 accrual balance of $765,000 is for the remaining legal settlement costs associated with the coupons still outstanding.

10. STOCK INCENTIVE PLAN
The Company has granted stock options under its Incentive and Nonstatutory Stock Option Plan (the "Plan"), which provides for the granting of (I) incentive stock options to key employees, pursuant to Section 422A of the Internal Revenue Code of 1986, and (ii) nonstatutory stock options to key employees, directors and consultants to the Company designated by the Board as eligible under the Plan. Under the Plan, options for up to 225,000 shares may be granted. Options granted and outstanding under the Plan expire in five years and become exercisable and vest in annual increments from two to three years. The maximum term of each option may not exceed 10 years. The following table summarizes the change in outstanding employee incentive stock options:

                               Number of   Range of Options  Weighted Average
                                Options    Prices per Share    Exercise Price
Outstanding options at
December 31, 1995               164,000
      Options exercised         (10,000)        $3.25               $3.25
      Options canceled          (20,000)         3.25                3.25
Outstanding options at
December 31, 1996               134,000          2.75 - 3.25         3.14
      Options exercised             ---           ---                 ---
      Options canceled              ---           ---                 ---
Outstanding options
at December 31, 1997            134,000          2.75 - 3.25         3.14
      Options exercised        (123,000)         2.75 - 3.25         3.13
      Options canceled              ---           ---                 ---
Outstanding options
at December 31, 1998             11,000          3.25                3.25

The following table summarizes information about stock options outstanding at December 31, 1998:

                     Number          Weighted
       Exercise   Outstanding at     Average Remaining       Weighted Average
        Price     December 31, 1997  Contractual Life         Exercise Price

        $3.25         11,000               1.2                     $3.25

                      Shares Exercisable              Weighted Average
                     at December 31, 1998              Exercise Price

                            11,000                         $3.25


All stock options under the Plan are granted at the fair market value of the
Company's common stock at the grant date.   No options were granted to
employees during 1996 and 1997 or 1998. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost for the Plan has been recognized in 1996, 1997 or 1998.

No non-statutory stock options were granted under the stock plan during 1997 or 1998. During 1996, the Company granted 38,000 non-statutory options at an exercise price of $5.25 per share to a consultant for services received during that year. The fair value of approximately $85,000, or $2.23 per share, related to these options was determine using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                      December 31,
                                          1995

     Dividend yield                        0%
     Anticipated volatility            49.47%
     Risk-free interest rate            6.58%
     Expected lives                   4 years

The fair value was recorded as compensation expense in 1996 in the accompanying statements of operations. These options were exercised during 1998 for $199,500.

11. COMMON STOCK
In May 1998, the Company announced a 5% stock dividend of 142,000 shares issued on May 27, 1998 to shareholders of record as of June 19, 1998. The impact of this stock dividend has retroactively been recorded for all periods presented.

12.  SIGNIFICANT CUSTOMERS
The Company had two major customers, RV World Productions a.k.a. RV Supercenter and Richardson's RV (five Arizona locations and three Southern California locations, respectively), who accounted for 14% and 11% respectively of the Company's sales during 1998. The Company had one major customer, RV World Productions a.k.a. Rainbow RV, who accounted for 11% of the Company's sales during 1997. In 1996, Village RV accounted for 15.4% of the Company's sales.

13.  PROPERTIES HELD FOR SALE
Properties held for sale consist of 12 acres of land in Elkhart, Indiana. A 97,000 square foot building resides on the property which use to house the Company's East Coast production facility. In fiscal 1997, the Company's Board of Directors adopted a formal plan of restructuring whereby the Company implemented a plan to cease production operations at this location. During 1998, the Company continued to operate a wholesale motorhome sales, warranty, and service operations at this location. At December 31, 1998, the Company's Board of Directors has approved a plan to sell the Elkhart property and facility in its entirety. The Elkhart land and facility are debt free with no mortgages on the property. The Company has evaluated the recoverability of this real estate and related buildings and has concluded that the appraised value of the assets exceeds the related book value. Accordingly, no adjustment to the carrying value of the property has been recorded.

14.  INCOME (LOSS) PER SHARE
The following is a reconciliation of the basic and diluted income (loss) per share computation for the year 1996, 1997 and 1998 (in thousands):

                                              Year ended December 31,
                                        1996        1997           1998

Net income (loss) used for
basic and diluted income per share     $1,284     ($1,835)        $3,390

Shares of Common Stock and
Common Stock equivalents:
 Weighted average shares used
 in basic computation                   2,948       2,882          2,968
Weighted stock options                     50        ---              22
Shares used in diluted computation      2,998       2,882          2,990

Income per share:
 Basic                                $  0.44     ($ 0.64)        $ 1.14
 Diluted                              $  0.43     ($ 0.64)        $ 1.13



Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                Part III


Item 10.  Directors and Executive Officers of the Registrant.

 The executive officers and directors of the Company and their ages as of March 31, 1999 are as follows:

Name                        Age   Positions Held                Director Term

William J. Rex   (1) (2)    48    Chairman of the Board of       6/01/96 thru
                                  Directors, CEO  and President  5/31/99

Donald C. Hannay, Sr.       71    Vice President of Sales        6/01/96 thru
                                  and a Director                 5/31/99

Al J. Theis  (1) (2)        81    Director                       6/01/96 thru
                                                                 5/31/99

Robert A Lopez  (1) (2)     59    Director                       6/01/96 thru
                                                                 5/31/99

Frank A. Visco (3)          54    Director                      12/17/98 thru
                                                                5/31/99

Cheryl L. Rex               46    Corporate Secretary


(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Mr. Visco was appointed to the Board of Directors December 17, 1998.

 Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of the Board of Directors. The Company has an "executive officer" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Except for William J. and Cheryl Rex, who are husband and wife, there are no family relationships between any directors or officers of the Company. For their services as members of the Board of Directors, outside directors receive $500 for each Board meeting attended.

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

 Mr. Theis joined the Company as its Chief Financial Officer and a member of the Board of Directors in August 1987. In February 1991, he resigned as Chief Financial Officer and began serving the Company as a consultant for financial matters and in development of global sales. He continues to serve as a member of the Board of Directors. From July 1984 until joining the Company, Mr. Theis was self-employed as a management consultant to recreational vehicles industry manufacturers. From February 1982 until June 1984, he was employed by Establishment Industries, Inc. as Chief Financial Officer and Corporate Planner.

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


 Mr. Frank A. Visco was elected to the Board of Directors on December 17, 1998. Mr. Frank A. Visco is owner of Frank A. Visco & Associates insurance company. Mr. Visco began his insurance career in 1970 with New York Life Insurance Company as a Sales Manager in their Antelope Valley office. From 1975-1984 he was the co-owner of APS Co. Inc., producing aircraft parts for the aircraft industry. In 1980, in addition to his insurance activities, he began developing properties in Los Angeles County and Kern County.

 Mr. Visco is involved in many community services. He assists the YMCA in various capacities as well as his participation in their annual fund-raisers. He has served as Vice Chairman of the United Way from 1972 -
1974. Mr. Visco was co-founder and Charter President of the North Los Angeles County Regional Center for the Developmentally Disabled. Mr. Visco financially supports many organizations from the Boy Scouts of America to the Child Abuse Center, American Cancer Society and other organizations that support the mentally retarded citizens of the Antelope Valley. He assisted, along with Kaufman & Broad, in building the Antelope Valley Assistance League Day Care Center.

 Mr. Visco began his political career in 1974 when he was appointed to the Republican State Central Committee and subsequently assisted many State candidates as well as Presidential campaigns. He was a delegate to the Republican National Convention of 1976, 1980 and 1984 supporting Ronald Reagan for President and had the high honor of being selected as a member of the Electoral College to accomplish the constitutional duty of electing the President of the United States. Mr. Visco was a delegate to the National Conventions in 1992 and 1996. Mr. Visco currently serves on the Republican Party Executive Committee and as an ex-officio member of the Republican Central Committee.

 Mrs. Cheryl L. Rex is the Corporate Secretary and has been with Rexhall since 1986 serving in many different capacities. Mrs. Rex served as Administrative Operations Manager, in addition to being responsible for the interior design and decor of the motorhomes, as well as assisting in the production of the Company's product brochures.

Item 11. Executive Compensation.

Cash Compensation

 The following table sets forth certain information as to the five highest paid(1) of the Company's executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 1998:


                      SUMMARY COMPENSATION TABLE

                          Annual Compensation

Name and                                                     Other Annual
Principal Position       Year    Salary ($)     Bonus($)    Compensation (2)

William J. Rex            98     250,000         604,917           ---------
President & CEO           97     250,000         168,243           ---------
                          96     250,000         199,890           ---------

Donald C. Hannay, Sr.     98      52,000         177,600           ---------
V.P. of Sales & Marketing 97      52,800         170,391           ---------
                          96      52,800         171,550           ---------

Demetrio Arias            98      47,000          93,000           ---------
V.P. of Production

Anthony J. Partipilo      98      77,100          46,325           ---------
Chief Financial Officer

(1) Note: Only four executive officers received cash compensation in excess of $100,000.

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

Compensation Committee Report

 On August 1, 1996, the Company renewed for 5 years (expires July 31, 2001) an employment agreement with William Rex. The employment agreement provides for an annual salary of $250,000 plus a bonus determined monthly equal to 10% of income before bonus and taxes. Other executive officers are compensated based on the following factors as determined by the Board of Directors:
(1) the financial results of the Company during the prior year,
(2) compensation paid to executive officers in prior years, (3) extraordinary performance during the year and (4) compensation of executive officers employed by competitors.

 Directors who are not Executive Officers are paid $500 per Board Meeting and there are four Board Meetings per year.

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

                               Options/SAR Grants

                        Number of     % of Total
                        Securities    Option/SARs
                        Underlying    Grants to        Exercise
                        Options/SARs  Employeesn       or Base       Expiration
Name            Year    Granted (#)   in Fiscal Year   Price ($/SH)     Date

William J. Rex  1998       -0-            -0-            -0-
                1997       -0-            -0-            -0-
                1996       -0-            -0-            -0-


Donald C.
Hannay          1998       -0-            -0-            -0-
                1997       -0-            -0-            -0-
                1996       -0-            -0-            -0-

                      Option/SAR grants Canceled

                          Number of Securities    % of Total Option
                          Securities Underlying   Grants canceled
Name            Year      Options/SARS            to employees     Base Price
                          Grants Canceled (#)                        (S/SH)


William J. Rex  1998           -0-                    -0-              -0-
                1997           -0-                    -0-              -0-
                1996           -0-                    -0-              -0-



Donald C.
Hannay          1998           -0-                    -0-             -0-
                1997           -0-                    -0-             -0-
                1996           -0-                    -0-             -0-

              Aggregated Option/SAR Exercises in last FY
                     and Fy-End Options/SAR Values

                                               Number of
                                               Securities      Value of
                                               Underlying      Unexercised
                                               Unexercised     In-the-Money
                                               Options/SARs    Options/SARs
                                               at FY-End (#)   FY-End ($)

                Shares Acquired                Exercisable/    Exercisable/
Name            on Exercise (#)    Value       Unexercisable   Unexercisable
                                 Realized ($)                    (1)

William J. Rex     112,000        349,000          -0-/-0-         - 0-/-0-

Donald C. Hannay    11,000         35,750       11,000/-0-     $ 63,250/-0-


(1)          12/31/98 close price $9.00 vs. option price.



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

                                   Number of
 Name of Beneficial Owner           Shares                Percent of
 Outstanding                      Beneficially            Shares at
 or Identity of Group              Owned (1)             March 31, 1999

 William J. Rex (1).....           1,546,000                 51.4%
 c/o Rexhall Industries
 46147 7th Street West
 Lancaster, California 93534

 All Directors and
 Officers as a Group (6
 persons)                          1,570,000                 52.2%

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

(3.0)        Articles of Incorporation and By Laws.  See 1992 10KSB

(4.0) Instruments defining the rights of Holders of Common Stock. See Page 24 of Prospectus dated 6/22/89. See 1992 10KSB.

(10.1) Revolving Credit Agreement dated May 22, 1998 between Company and Bank of America. Refer to original agreement and subsequent amendments.

(10.2)       Employee agreement of William J. Rex

(10.3) Authorized Ford Motor Company Converter Pool Agreement effective 6/27/90. See 1992 10KSB

(10.4)       Incentive and Non-Statutory Stock Option Plan.

(10.5) Material Contracts - Chevrolet Quality Approved Converter Program dated 10/1/88. See 1992 10KSB.

(13.1)       Supplemental information pursuant to Section 15D of Exchange Act

             1)  Proxy Statement dated 1997
             2) 1997 Annual Report

(13.2)       Form 10Q is attached for 1st, 2nd, and 3rd quarter labeled
             (Exhibit 13)

(22.0) Published report regarding matters submitted to vote (Proxy statement dated 1998)

(23.0)       Consent of experts and counsel.  See 1992 10KSB

(23.1)       Consent of KPMG LLP

(23.2)       Consent of Deloitte and Touche LLP

(24.0)       Power of Attorney Exhibits - Donald C. Hannay Sr.,
             Robert A. Lopez, Al J. Theis, and Frank A. Visco, all signed form 10-K for year ended 12/31/98.

(27.0)       Financial Data Schedule

(28.0) Copy of State Insurance Annual Report for year ended 12/31/98 labeled (Exhibit 28).
             Signatures

   In accordance with Section 13 or a5(b) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Rexhall Industries, Incorporated
(Registrant)



By /S/ William J. Rex                        By /S/ Richard K. Krueger
(Signature and Title)*                       (Signature and Title)*
William J. Rex                               Richard K. Krueger
President, CEO & Chairman                    Chief Accounting Officer
Date: March 31, 1999                         Date: March 31, 1999


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.



By /S/ William J. Rex                        By /S/ Richard K. Krueger
(Signature and Title)*                       (Signature and Title)*
William J. Rex                               Richard K. Krueger
President, CEO & Chairman                    Chief Accounting Officer
Date: March 31, 1999                         Date: March 31, 1999