Form 10-Q
period 1999-03-31
REXHALL INDUSTRIES INC
filed 1999-05-17
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



  For Quarter Ended March 31, 1999        Commission file number: 0-17824


                          REXHALL INDUSTRIES, INC.
           (Exact name of Registrant as specified in its charter)


               California                         95-4135907
       (State of Incorporation)     (IRS Employer Identification No.)



           46147 7th Street West, Lancaster  California     93534
          (Address of principal executive offices)      (Zip Code)



                               (661) 726-0565
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   x    No _____.

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,010, 362 as of 5/13/99.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                               PAGE NUMBER

  Item 1.

  Condensed Financial Statements:

     Condensed Balance Sheets at March 31, 1999 (Unaudited)         3
     and December 31, 1998

     Condensed Statements of Operations (Unaudited) for the
     three months ended March 31,1999
     and March 31, 1998                                             4

     Condensed Statements of Cash Flows (Unaudited) for the
     three months ended March 31, 1999
     and March 31, 1998                                             5

     Notes to Condensed Financial Statements
     as of March 31, 1999                                           6

  Item 2.

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                     9

PART II - OTHER INFORMATION

     Reports on Form 8-K: None                                     11

     Signatures                                                    12

                                                 (Audited)     (Unaudited)
                                                December  31     March 31
PART I - FINANCIAL INFORMATION                     1998            1999

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED BALANCE SHEETS

  ASSETS

  CURRENT ASSETS
    Cash                                        $ 5,017,000      $ 6,383,000
    Accounts Receivable                           4,631,000        4,828,000
    Inventories                                  12,774,000       13,808,000
    Other Current Assets                             33,000           18,000
    Deferred Income Taxes                           956,000        1,003,000
       Total Current Assets                      23,411,000       26,040,000

  Property and Equipment - Net                    4,519,000        4,677,000

  Property Held for Sale                            541,000          536,000

       TOTAL ASSETS                             $28,471,000      $31,253,000

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                            $ 7,958,000      $ 9,076,000
    Warranty Allowance                              966,000        1,136,000
    Accrued Legal Settlement                        765,000          764,000
    Accrued Legal                                   829,000          767,000
    Dealer Incentives                               830,000          847,000
    Accrued Compensation and Benefits               672,000          691,000
    Other Accrued Liabilities                       557,000          831,000
    Current Portion of Long-Term Debt                29,000           29,000
       Total Current Liabilities                 12,606,000       14,141,000

    Deferred Income Tax Liabilities                 106,000          106,000

    Long Term Debt                                  767,000          761,000

       TOTAL LIABILITIES                         13,479,000       15,008,000

  SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; No
    shares outstanding at December 31,
    1998 and March 31, 1999                            ---               ---

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,010,000 at December 31,1998
    and 3,010,000 shares at March 31, 1999        6,788,000        6,788,000
    Loan receivable from exercise of options       (399,000)        (405,000)
    Retained Earnings                             8,603,000        9,862,000
        TOTAL SHAREHOLDERS' EQUITY               14,992,000       16,245,000

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $28,471,000      $31,253,000

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                                   Three Months Ended

                                           March 31, 1998    March 31, 1999

Sales                                       $14,170,000       $ 22,233,000

Cost of Sales                                12,007,000         18,094,000

Gross Profit                                  2,163,000          4,139,000

Selling, General, Administrative
and Other Expenses                            1,258,000          2,044,000

Income Before Income Taxes                      905,000          2,095,000

Income Taxes                                    362,000            836,000

Net Income                                   $  543,000        $ 1,259,000

Basic Net Income Per Common Share            $      .19*       $       .42

Diluted Net Income Per Common
and Equivalent Share                         $      .19*       $       .42

Weighted Average
Shares Outstanding-Basic                      2,864,000          3,010,000

Weighted Average
Shares Outstanding - Diluted                  2,913,000          3,017,000


*Originally reported as $.20 per share based on 2,722,000 shares outstanding. However, considering the 5% stock dividend of 142,000 shares on June 19, 1998, earnings were adjusted to $.19 per share.

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
  (UNAUDITED)
                                                   1998            1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                    $   543,000       $ 1,259,000
Adjustments to reconcile net income
to net cash provided by (used in)
Operating Activities:
Depreciation and Amortization                      83,000            67,000
Change in Deferred Income Taxes                       ---           (47,000)
(INCREASE) DECREASE IN:
Accounts Receivable                            (1,606,000)         (197,000)
Inventories                                       691,000        (1,034,000)
Other                                             (21,000)            9,000
Income Tax Receivable                             337,000               ---
INCREASE (DECREASE) IN:
Accounts Payable                                 (308,000)        1,118,000
Other Current Liabilities                          21,000           400,000
Dealer Incentives                                (119,000)           17,000

Net cash provided by (used in)
operating activities                             (379,000)        1,592,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities -
Additions to property and equipment              (118,000)         (220,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                        (6,000)           (6,000)
Repurchase of stock                                (5,000)              ---

Net cash used in financing activities             (11,000)           (6,000)

NET (DECREASE) INCREASE IN CASH                  (508,000)        1,366,000

BEGINNING CASH BALANCE                            811,000         5,017,000

ENDING CASH BALANCE                           $   303,000       $ 6,383,000

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1.

                          REXHALL INDUSTRIES, INC.

                Notes to the Condensed Financial Statements

                               March 31, 1999

1.  Basis of Presentation:

The accompanying unaudited condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, they include all adjustments, consisting of normal accruals,necessary to present fairly the information set forth herein in accordance with generally accepted accounting principles for interim reporting. Certain reclassifications have been made of prior years to conform to current period financial statement presentation.

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.  Summary of Significant Accounting Polices:

Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing evaluation by management.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock options. During the three months ended March 31, 1999, the difference between basic and diluted earning per share was due to the dilutive impact of options to purchase common stock.

Recently Issued Pronouncements

In June 1998, FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999.
Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

3. Detail of Inventory                December 31, 1998        March 31,1999

    Raw Material                         $ 7,593,000            $ 8,606,000
    Work in Process                        1,522,000              1,153,000
    Finished Motorhomes                    3,659,000              4,049,000

     TOTAL                               $12,774,000            $13,808,000

4.  Income Per Share

The following is a reconciliation of the basic and diluted income per share computation for the quarters ended March 31, 1998 and 1999.

                                               Three Months Ended
                                      March 31, 1998          March 31, 1999

Net income used for basic and
diluted income per share            $      543,000             $ 1,259,000

Shares of Common Stock and
Common Stock equivalents:
    Weighted average shares used
    In basic computation                 2,864,000               3,010,000

Dilutive effect of Stock Options            49,000                   7,000
Shares used in diluted computation       2,913,000               3,017,000

Income per share:
 Basic                              $         0.19            $       0.42
 Diluted                            $         0.19            $       0.42

During 1998, the Company issued a 5% stock dividend, resulting in the issuance of 142,000 shares of common stock. The impact of this stock dividend has been retroactively recorded in the per share calculation for the three months ended March 31, 1998.

PART I - FINANCIAL INFORMATION

Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forward-Looking Statements" and should be read subject to the assumptions contained in the "Forward-Looking Statements".


Results of Operations

For the Three Months ended March 31, 1999 and for the Three Months ended March 31, 1998

Sales - 1999 Compared with 1998

Sales for the first quarter ended March 31, 1999 were $22,233,000 as compared to $14,170,000 for the first quarter in 1998. This represents a 56.9% increase over the prior year. Units sold for the quarter ended March 31, 1999 were 327 as compared to 231 for the prior year quarter end. The increase in sales may be attributed to the acceptance of the double slide motorhome design both in the retail and wholesale market, overall acceptance of the Rexhall product line by the ultimate consumer, and the increase in the production capability of the California facility. The Company anticipates the volume to continue, but does not expect the percentage increase to be as high in future quarters for 1999 compared to the quarters in 1998.

Cost of Sales - 1999 compared with 1998

Cost of Sales for the quarter ended March 31, 1999 as a percentage of sales was 81.4%, showing improvement when compared to the prior year quarter ended March 31, 1998 of 84.7%.

Gross Profit for the first quarter of 1999 was 18.6% as compared to 15.3% for the quarter ended March 31, 1998. The increase in the gross profit percentage was due to efficiencies implemented at the California facility as discussed above. The Company anticipates the margins to hold or improve, but there can be no assurance that this will happened due to the unknown nature of the impact of competition within the industry.

Selling, General Administrative and Other Expenses-1999 compared with 1998

Selling, General and Administrative and Other Expenses increased to 9.2% as a percentage of sales when compared to 8.9% for the quarter ended March 31,
1998.   Administrative bonuses, dealer incentives, along with an increase in warranty expense were the primary causes of the increase.

The election by a new dealer to take dealer incentives rather than the sales discounts contributed to an increase in 1999 over 1998 of such incentive costs.

Beginning in the fourth quarter of 1998, the Company began accelerating the processing of warranty claims. The increased response to dealers has resulted in heightened warranty costs for the period. In addition such costs are linked to the increase in sales volume.

The compensation costs associated with an increase in profitability and unit sales showed relative increases.

Income Before Taxes - 1999 Compared to 1998

Income before taxes were $2,095,000 for the quarter ended March 31, 1999 as compared to $905,000 in the first quarter of prior year. The increase in income taxes reflects an improvement in the Company's pre-tax income between years. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of March 31, 1999, the Company had working capital of $11,899,000, compared to $10,805,000 at December 31, 1998. The $1,094,000 increase in working capital is primarily due to a $1,366,000 increase in cash and a $1,034,000 increase in inventories, partially offset by a $1,118,000 increase in accounts payable. The increase in cash and inventory relates to increased 1999 income collected and increases in chassis and finished inventory at March 31,1999, to meet increased sales demands.

As of March 31, 1999 the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. The line expires on July 31, 1999. Under this line of credit, $220,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workmen's compensation insurance in California.
At March 31, 1999, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of March 31, 1999.

The Company has a $1,866,000 line of credit with General Motors Acceptance Corporation, a chassis vendor. Borrowings under the line bear interest at an annual rate of prime plus 1% (8.75% at March 31, 1999). All borrowings are secured by the Company's assets. The outstanding balance included in accounts payable at March 31, 1999 was $306,000.

The Company has a line of credit with another chassis vendor, Ford Motor Credit Company ("FMCC"), with a $4,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (8.75% at March 31, 1999). All borrowings are secured by the Company's assets. The outstanding balance
included in accounts payable at March 31, 1999 was $5,183,000.   (To which
no objection has been made.)

Capital expenditures during the first quarter of 1999 were $220,000. Management anticipates a reduction in the rate of capital expenditures for the remainder of 1999 related to refurbishment and expansion of certain production facilities, production equipment and the enhancement of management information systems.

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

Year 2000

The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits,to indicate the year. Computer programs that are date dependent are found in the software that operate many IT systems as well as in the computer based devices which control many types of electronic equipment. Computer programs that are not Year 2000 compliant will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of the related IT systems or electronic equipment.

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

IT Systems

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

Non-IT Systems

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

Costs

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

Risks and Contingency Planning

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

Forward-Looking Statements

Our reports contain forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in material costs, and pricing and other pressures from substantially larger competitors, labor disruptions and adverse weather.

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

Other Information

Item 1 - Legal Proceedings

Legal Settlement -Bruce Elworthy and Anne B. Marshall (Elworthy and Marshall) sued the Company in June 1995 in the Superior Court of the County of Los Angeles. The suit alleged that a leveling system on a motorhome, purchased from Rexhall was defective and caused damages to Elworthy and Marshall of $1,000,000 for medical expenses, loss of earnings and pain and suffering. Rexhall prevailed in its defense with zero dollars being awarded to the plaintiffs,however, the verdict is subject to appeal.


Item 2. - Reports on Form 8-K

 a)  Reports on Form 8-K:     None

                          REXHALL INDUSTRIES, INC.


                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





         REXHALL INDUSTRIES, INC. by
                    (Registrant)







Date: May 15, 1999                            /S/William J. Rex
      William J. Rex
      Chairman, President and
      Chief Executive Officer

Date: May 15, 1999                           /S/Thomas M. Zirnite
      Thomas M. Zirnite
      Chief Financial Officer