Form 10-Q
period 1999-06-30
REXHALL INDUSTRIES INC
filed 1999-08-06
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



   For Quarter Ended June 30, 1999        Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,010,362 as of 8/4/99.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements (Unaudited):

     Condensed Balance Sheets at June 30, 1999                 3
     and December 31, 1998

     Condensed Statements of Earnings for the
     three and six months ended June 30,1999
     and June 30, 1998                                         4-5

     Condensed Statements of Cash Flows
     for the six months ended June 30, 1999
     and June 30, 1998                                          6

     Notes to Condensed Financial Statements
     as of June 30, 1999                                        7-8

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations              9-12

PART II - OTHER INFORMATION

     Legal Proceedings                                          13

     Reports on Form 8-K:  NONE



    Signatures                                                  14

                                                    (Audited)     (Unaudited)
                                                   December  31     June 30
PART I - FINANCIAL INFORMATION                        1998           1999

Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.  CONDENSED BALANCE SHEETS

ASSETS

CURRENT ASSETS
    Cash                                          $  5,017,000   $ 4,779,000
    Accounts Receivable                              4,631,000     6,013,000
    Inventories                                     12,774,000    16,928,000
    Other Current Assets                                33,000        88,000
    Deferred Income Taxes                              956,000     1,207,000
         Total Current Assets                       23,411,000    29,015,000

Property and Equipment - Net                         4,519,000     4,787,000

Property Held for Sale                                 541,000       530,000

           TOTAL ASSETS                            $28,471,000   $34,332,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                               $ 7,958,000   $10,760,000
    Warranty Allowance                                 966,000     1,080,000
    Accrued Legal Settlement                           765,000       757,000
    Accrued Legal                                      829,000       751,000
    Dealer Incentives                                  830,000       995,000
    Accrued Compensation and Benefits                  672,000       899,000
    Other Accrued Liabilities                          557,000       683,000
    Current Portion of Long-Term Debt                   29,000        28,000
     Total Current Liabilities                      12,606,000    15,953,000

    Deferred Income Tax Liabilities                    106,000       125,000

    Long Term Debt                                     767,000       755,000

     TOTAL LIABILITIES                              13,479,000    16,833,000

SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; No
    shares outstanding at December 31, 1998
    and June 30, 1999                                    ---             ---

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,010,000 shares at December 31, 1998
    and 3,010,000 shares at June 30, 1999           6,788,000      6,788,000
    Loan receivable from exercise of options         (399,000)      (399,000)
    Retained Earnings                               8,603,000     11,110,000
     TOTAL SHAREHOLDERS' EQUITY                    14,992,000     17,499,000

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $28,471,000    $34,332,000

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS
  (UNAUDITED)




                                                  Three Months Ended
                                          June 30, 1998        June 30, 1999

Sales                                      $18,629,000          $ 20,937,000

Cost of Sales                               15,456,000            17,271,000

Gross Profit                                 3,173,000             3,666,000

Selling, General, Administrative
Expenses and Other Expenses                  1,582,000             1,572,000

Earnings Before Income Taxes                 1,591,000             2,094,000

Income Taxes                                   635,000               846,000

Net Earnings                               $   956,000          $  1,248,000

Basic Earnings Per Share                   $       .33          $        .41

Diluted Earnings Per Share                 $       .32          $        .41

Weighted Average
Shares Outstanding - Basic                   2,918,000             3,010,000

Weighted Average
Shares Outstanding - Diluted                 2,949,000             3,010,000


See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS
  (UNAUDITED)


                                                   Six Months Ended
                                        June 30, 1998          June 30, 1999

Sales                                   $ 32,954,000            $ 43,170,000

Cost of Sales                             27,463,000              35,365,000

Gross Profit                               5,491,000               7,805,000

Selling, General, Administrative
Expenses and Other Expenses                2,995,000               3,616,000

Earnings Before Income Taxes               2,496,000               4,189,000

Income Taxes                                 997,000               1,682,000

Net Earnings                            $  1,499,000            $  2,507,000

Basic Earnings Per Share                $        .51            $        .83

Diluted Earnings Per Share              $        .51            $        .83

Weighted Average
Shares Outstanding -Basic                  2,918,000               3,010,000

Weighted Average
Shares Outstanding - Diluted               2,949,000               3,010,000


See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  (UNAUDITED)



                                                   Six Months Ended
                                            June 30, 1998      June 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings                                 $ 1,499,000        $ 2,507,000
Adjustments to reconcile net income to net
cash provided by
Operating Activities:
Depreciation and Amortization                    167,000            138,000
Net change in deferred tax assets and liabilities    ---           (232,000)
(INCREASE) DECREASE IN:
Accounts Receivable                             (354,000)        (1,382,000)
Inventories                                    1,588,000         (4,154,000)
Other Assets                                     (88,000)           (55,000)
Income Tax Receivable                            312,000                ---
INCREASE (DECREASE) IN:
Accounts Payable                                (330,000)         2,802,000
Other Accrued and Current Liabilities            514,000            381,000
Dealer Incentives                               (143,000)           165,000

Net cash provided by operating activities    $ 3,165,000        $   170,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities
Additions to property and equipment             (156,000)          (395,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                      (13,000)           (13,000)
Issuance of common stock                         194,000                ---

Net cash (used in) provided by
financing activities                             181,000            (13,000)

NET INCREASE (DECREASE) IN CASH              $ 3,190,000        $  (238,000)

BEGINNING CASH BALANCE                           811,000          5,017,000

ENDING CASH BALANCE                          $ 4,001,000        $ 4,779,000

PART I - FINANCIAL INFORMATION

  Item 1.

                         REXHALL INDUSTRIES, INC.
                Notes to the Condensed Financial Statements

                               June 30, 1999

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

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for year ended December 31, 1998.

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

Reclassifications

Certain reclassifications have been made to prior year to conform to current period financial statement presentation.

Recently Issued Pronouncements

In June 1998, FASB issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

3. Detail of Inventory                   December 31, 1998     June 30,1999

Raw Material                                $ 7,593,000         $ 9,733,000
Work in Process                               1,522,000           2,991,000
Finished Motorhomes                           3,659,000           4,204,000
     TOTAL                                  $12,774,000         $16,928,000

4.  Income Per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the quarters ended June 30, 1998 and 1999.

                                  Three Months              Six Months

                              6/30/98     6/30/99       6/30/98     6/30/99
Net earnings used
for basic and diluted
earnings per share         $  956,000   $ 1,248,000   $ 1,499,000 $ 2,507,000
Weighted average shares used
in basic computation        2,918,000     3,010,000     2,918,000   3,010,000
Dilutive effect of
stock option                   31,000           ---        31,000         ---
Weighted average shares used
in dilutive computation     2,949,000     3,010,000     2,949,000   3,010,000

Earnings per share:
Basic                      $     0.33   $      0.41   $      0.51  $     0.83
Diluted                    $     0.32   $      0.41   $      0.51  $     0.83

During 1998, the Company issued a 5% stock dividend, resulting in the issuance of 142,000 shares of common stock. The impact of this stock dividend has been retroactively recorded in the per share calculation for the three months and six months ended June 30, 1998.

5.  Long-Term Debt

The Company has a $3,500,000 line of credit with a bank. Under this line, the Company has set aside $220,000 for an irrevocable standby letter of credit issued to the Department of industrial Relations for worker's compensation. At June 30, 1999 no amounts were outstanding. The line contains various covenants, for which the Company was in compliance at June 30, 1999. The line expired July 31, 1999. The Company has negotiated a renewal of the line through 2001, but has not executed the new agreement. The Company believes that the renewal will be executed in August 1999.

The Company has a line of credit with Ford Motor Credit Corp. (FMCC) permitting the borrowings up to $4,000,000. Borrowings under the line bear interest at 8.75% at June 30, 1999. The outstanding balance at June 30, 1999 was $6,600,000. The $2,600,000 over advance is currently being negotiated with FMCC. The Company is confident that this temporary over advance will be approved or the line expanded. The Company has adequate resources to pay down this amount to the borrowing limit if approval is not obtained.

PART I - FINANCIAL INFORMATION

Item 2. -Management Discussion and Analysis of Financial Condition and Results of Operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forward-Looking Statements" and should be read subject to the assumptions contained in the "Forward-Looking Statements".

Results of Operations

For the Three Months ended June 30, 1999 and for the Three Months ended June 30, 1998

Sales - 1999 Compared with 1998

Sales for the second quarter ended June 30, 1999 were $20,937,000 compared to $18,629,000 for the same period prior year. This represents a 12.4% increase over the comparable quarter in 1998. Units sold for the second quarter 1999 were 309 compared to 290 in the second quarter 1998. The increase in sales continues to be the acceptance of the double slide motorhome design, sold at a higher sales price, and consumer acceptance of the Rexhall product line. The Company expects continued growth but does not expect future quarters to reflect such significant increases when compared to the same quarters in 1998.

Cost of Sales - 1999 compared with 1998

Cost of Sales as a percentage of sales was 82.5% for the second quarter 1999 compared to 83.0% for the second quarter 1998. The percentage decline for 1999 was due to continued efficiencies in production resulting from a consolidation of production facilities in California and a reduction in overtime compared to second quarter of 1998.

Gross Profit improved to 17.5% for the second quarter of 1999 compared to 17.0% for the same period of 1998. This improvement is a direct result of the efficiencies described in Cost of Sales. The Company is working diligently to continue to improve the Gross Profit, but, there can be no assurance due to the unknown nature of competitors within the industry.

Selling, General Administrative and Other Expenses-1999 compared with 1998

Selling, General Administrative and Other Expenses remained constant when comparing dollar amounts of the quarters ended June 30, 1999. When comparing as a percentage of sales, the quarter ended June 30,1999 is 7.5% versus 8.5% for the same quarter in the prior year. Managing expenses more closely has allowed revenue growth without a comparable growth in expenses.

Results of Operations

For the Six Months ended June 30, 1999 and for the Six Months ended
June 30, 1998

Sales - 1999 Compared with 1998

Sales for the six months ended June 30, 1999, totaled $43,170,000 compared to $32,954,000 for the same period in 1998. This represents a 31% increase over the prior year. Units sold for the six months ended June 30, 1999 were 636 compared to 521 for the same period in the prior year. The increase in units sold for the six months ended June 30, 1999 is 22% higher than the same period in 1998. The increase in dollar volume compared to the unit volume increase reflects the increased acceptance of the double slide and diesel units and the additional revenue generated from these more expensive units. The Company anticipates continued growth but does not anticipate future quarters to reflect as significant increases when compared to the same quarters in 1998.

Costs of Sales - 1999 compared with 1998

Cost of Sales as a percentage of sales for the six months ended June 30, 1999 improved to 81.9% compared to 83.3% for the same period in 1998. Implemented efficiencies in production along with a reduction of overtime have contributed to the improvement in cost of sales.

Gross Profit rose to 18.1% for the six months ended June 30, 1999 as compared to 16.7% for the same period in the prior year. The improvement in gross profit is the result of the decrease in expenses as described in cost of sales. The Company is working towards continued improvement in Gross Profit, but there can be no assurance that Gross Profit will improve due to the unknown nature of competitors within the industry.

Selling, General Administrative and Other Expenses - 1999 compared to 1998

Selling, General Administrative and Other Expenses rose by $621,000 for the six months ended June 30, 1999 when compared to the same period in 1998. The percentage of sales for the six months ended June 30, 1999 was 8.4% compared to 9.1% for the same period in the prior year. Administrative bonuses and dealer incentives, along with an increase in warranty expense were the major portions of the dollar increase for the six months ended June 30, 1999. As a percentage of sales, expenses have not increased in relation to the increase in revenue.

Income before taxes 1999 - compared with 1998

The increase in income taxes of $685,000 reflects improvement in the Company's pre-tax income between years. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of June 30, 1999, the company had working capital of $13,062,000 compared to $10,805,000 at December 31, 1998. The $2,221,000 increase in working capital is primarily due to a $4,154,000 increase in inventories and a $1,382,000 increase in receivables, partially offset by a $2,802,000 increase in accounts payable. The increase in inventory relates to increased chassis and finished inventory at June 30, 1999 to meet production demands related to model year changes and product expansion.

As of June 30, 1999 the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. The line expires on July 31, 1999. Under this line of credit, $220,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At June 30, 1999, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of June 30, 1999. The Company is currently negotiating a renewal of the credit line through 2001. The Company is confident that the renewal will be executed with the same terms and conditions.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $4,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (8.75% at June 30, 1999). All borrowings are secured by the Company's assets. The outstanding balance included in accounts payable at June 30, 1999 was $6,600,000. The temporary over-advance is currently being negotiated and the Company believes confident that the over-advance will be approved or the line expanded. The Company has adequate resources to pay down this amount to the borrowing limit if approval is not obtained.

Capital expenditures during the first six months of 1999 were $395,000. Management anticipates capital expenditures for the remainder of the 1999 to be $500,000 for refurbishment and expansion of certain production facilities, production equipment and the enhancement of management information systems.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 1999, including payments related to the legal settlement and expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

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

IT Systems

The Company began undertaking changes to bring non-compliant systems and accompanying methodology to Year 2000 compliant standards. In furtherance of the Year 2000 program, the Company acquired a new Year 2000 compliant client server enterprise system and hired a full time IS professional to oversee the implementation of the program.

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

Forward-Looking Statements

Our reports contain forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in material costs, and pricing and other pressures from substantially larger competitors, labor disruptions and adverse weather. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and ready availability of motor fuel. Finally, dealer relations for the entire recreational vehicle industry may be changed by dealers joining together in financial or operating arrangements just now being formed, which may be similar to developments in the automotive or manufactured housing industries. Management intends to remain aware of these factors and react to them,but cannot predict their timing or significance.

Other Information

Item 1 - Legal Proceedings

Legal Settlement -Bruce Elworthy and Anne B. Marshall (Elworthy and Marshall) sued the Company in June 1995 in the Superior Court of the County of Los Angeles. The suit alleged that a leveling system on a motorhome, purchased from Rexhall was defective and caused damages to Elworthy and Marshall of $1,000,000 for medical expenses, loss of earnings and pain and suffering. Rexhall prevailed in its defense with zero dollars being awarded to the plaintiffs. The verdict is currently under appeal.

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



   REXHALL INDUSTRIES, INC. by
   (Registrant)







Date:          /s/William J. Rex
                  William J. Rex
                  Chairman, President and
                  Chief Executive Officer

Date:          /s/Thomas M. Zirnite
                  Thomas M. Zirnite
                  Chief Financial Officer