Form 10-Q
period 1999-09-30
REXHALL INDUSTRIES INC
filed 1999-11-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



  For Quarter  Ended September 30, 1999    Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,160,880 as of November 9, 1999.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

  Item 1.

  Financial Statements (Unaudited):

     Condensed Balance Sheets at September 30, 1999            3
     and December 31, 1998

     Condensed Statements of Earnings for the
     three and nine months ended September 30,1999
     and September 30, 1998                                  4-5

     Condensed Statements of Cash Flows  for the
     nine months ended September 30, 1999
     and September 30, 1998                                    6

     Notes to Condensed Financial Statements
     as of September 30, 1999                                7-8

  Item 2.

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations
                                                            9-13
 Item 3.

   Quantitative and Qualitative Disclosure
   about Market Risks                                         13

  PART II - OTHER INFORMATION

   Legal Proceedings                                          13

   Reports on Form 8-K: NONE

   Signatures                                                 14

                                            (Unaudited)        (Audited)
                                            September 30      December 31
PART I - FINANCIAL INFORMATION                 1999               1998

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.  CONDENSED BALANCE SHEETS

 ASSETS

  CURRENT ASSETS
    Cash                                 $    2,674,000     $    5,017,000
    Accounts Receivable                       7,312,000          4,631,000
    Inventories                              18,746,000         12,774,000
    Other Current Assets                        360,000             33,000
    Deferred Income Taxes                     1,063,000            956,000
         Total Current Assets                30,155,000         23,411,000

  Property and Equipment - Net                4,821,000          4,519,000

  Property Held for Sale                        523,000            541,000

           TOTAL ASSETS                   $  35,499,000       $ 28,471,000

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                      $  11,344,000       $  7,958,000
    Warranty Allowance                        1,013,000            966,000
    Accrued Legal Settlement                    740,000            765,000
    Accrued Legal                               760,000            829,000
    Dealer Incentives                           952,000            830,000
    Accrued Compensation and Benefits           579,000            672,000
    Other Accrued Liabilities                   436,000            557,000
    Current Portion of Long-Term Debt            29,000             29,000
          Total Current Liabilities          15,853,000         12,606,000

    Deferred Income Tax Liabilities             149,000            106,000

    Long-Term Debt                              747,000            767,000

     TOTAL LIABILITIES                       16,749,000         13,479,000

  SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; No
    shares outstanding at December 31,1998
    and September 30, 1999                          ---                ---

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,010,000 shares at
    December 31, 1998 and 3,010,000 shares at
    September 30, 1999                        6,788,000          6,788,000
    Loan receivable from exercise
    of options                                 (399,000)          (399,000)
    Retained Earnings                        12,361,000          8,603,000
     TOTAL SHAREHOLDERS' EQUITY              18,750,000         14,992,000

     TOTAL LIABILITIES
     AND SHAREHOLDERS' EQUITY               $35,499,000        $28,471,000

See accompanying notes to condensed financial statements

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS
  (UNAUDITED)


                                              Three Months Ended
                                 September 30, 1999      September 30, 1998

Sales                               $20,590,000              $18,755,000

Cost of Sales                        16,574,000               15,079,000

Gross Profit                          4,016,000                3,676,000

Selling, General,
Administrative Expenses
and Other Expenses                    1,956,000                2,068,000

Earnings Before Income Taxes          2,060,000                1,608,000

Income Taxes                            809,000                  643,000

Net Earnings                        $ 1,251,000               $  965,000

Basic Earnings Per Share            $       .42               $      .33

Diluted Earnings Per Share          $       .42               $      .32

Weighted Average
Shares Outstanding - Basic            3,010,000                2,953,000

Weighted Average
Shares Outstanding - Diluted          3,010,000                2,980,000


See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS
  (UNAUDITED)


                                               Nine Months Ended
                                  September 30, 1999     September 30, 1998

Sales                                $ 63,760,000           $ 51,709,000

Cost of Sales                          51,939,000             42,542,000

Gross Profit                           11,821,000              9,167,000

Selling, General, Administrative
Expenses and Other Expenses             5,572,000              5,063,000

Earnings Before Income Taxes            6,249,000              4,104,000

Income Taxes                            2,491,000              1,640,000

Net Earnings                         $  3,758,000           $  2,464,000

Basic Earnings Per Share             $       1.25           $        .83

Diluted Earnings Per Share           $       1.25           $        .83

Weighted Average
Shares Outstanding - Basic              3,010,000              2,953,000

Weighted Average
Shares Outstanding - Diluted            3,010,000              2,980,000


See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                   Nine Months Ended
                                         Sept. 30, 1999      Sept. 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings                               $ 3,758,000        $  2,464,000
Adjustments to reconcile net income
to net cash (used in)provided by
Operating Activities:
Depreciation and Amortization                  234,000             253,000
Loss on sale of fixed assets                     5,000                 ---
Net change in deferred tax assets
and liabilities                                (64,000)                ---
(INCREASE) DECREASE IN:
Accounts Receivable                         (2,681,000)          1,545,000
Inventories                                 (5,972,000)         (1,593,000)
Other Assets                                  (327,000)            246,000
INCREASE (DECREASE) IN:
Accounts Payable                             3,386,000           1,868,000
Other Accrued and Current Liabilities         (261,000)          1,368,000
Dealer Incentives                              122,000             222,000

Net cash (used in) provided by
operating activities                        (1,800,000)          6,373,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment           (581,000)           (366,000)
Proceeds from the sale of fixed assets          59,000                 ---
Net cash used in provided by in
investing activities                          (522,000)           (366,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                    (21,000)            (20,000)
Issuance of common stock                           ---             187,000

Net cash(used)provided by
in financing activities                        (21,000)            167,000

NET INCREASE (DECREASE) IN CASH             (2,343,000)          6,174,000

BEGINNING CASH BALANCE                       5,017,000             811,000

ENDING CASH BALANCE                        $ 2,674,000         $ 6,985,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR

   Interest                                $    84,000         $    89,000
   Income Taxes                              2,900,000             106,000

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
AND FINANCING ACTIVITIES:

   Issuance of Common Shares
   For Notes Receivable                    $       ---         $   385,000

PART I - FINANCIAL INFORMATION

  Item 1.

                         REXHALL INDUSTRIES, INC.
                Notes to the Condensed Financial Statements

                             September 30, 1999

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

Reclassifications

Certain reclassifications have been made to prior year to conform to current period financial statement presentation.


3. Detail of Inventory               September 30, 1999    December 31, 1998

    Raw Material                         $12,058,000         $ 7,593,000
    Work in Process                        2,253,000           1,522,000
    Finished Motorhomes                    4,435,000           3,659,000
     TOTAL                               $18,746,000         $12,774,000

Ford Motor Company has advised Rexhall that they are changing their chassis allocation program for the Year 2000. This could lower our monthly allocation of Ford chassis. In anticipation of the revised allocation program, the Company has increased the chassis inventory. For the Year 2000, the Company will also pursue alternative sources of chassis to augment any possible reduction in allocation.

4.  Income Per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and nine month periods ended September 30, 1999 and 1998.

                       Three Months                       Nine Months
               Sept. 30, 1999 Sept. 30, 1998  Sept. 30, 1999  Sept. 30, 1998
Net income
used for basic
and diluted earnings
per share        $ 1,251,000    $  965,000       $ 3,758,000    $ 2,464,000
Weighted average
shares used In
basic computation  3,010,000     2,953,000         3,010,000      2,953,000
Dilutive effect
of stock option          ---        27,000               ---         27,000
Weighted average
shares used in dilutive
computation        3,010,000     2,980,000         3,010,000      2,980,000

Earnings per share:
Basic            $      0.42   $      0.33       $      1.25    $      0.83
Diluted          $      0.42   $      0.32       $      1.25    $      0.83


5.  Long-Term Debt

The Company negotiated a renewal of the $3,500,000 line of credit with a bank through July 1, 2001. Under this line, the Company has set aside $220,000 for an irrevocable standby letter of credit issued to the Department of Industrial Relations for worker's compensation. At September 30, 1999, no amounts were outstanding. The line contains various covenants, for which the Company was in compliance.

The Company has a line of credit with Ford Motor Credit Corp. (FMCC) permitting the borrowings up to $4,000,000. Borrowings under the line bear interest at 9.25% at September 30, 1999. The outstanding balance at September 30, 1999 was $8,700,000. The $4,700,000 over advance is currently being negotiated with FMCC. The Company is confident that this temporary over advance will be approved or the line expanded. The Company has adequate resources to pay down this amount to the borrowing limit if approval is not obtained.

6. Subsequent Event

On August 30, 1999, the Company's Board of Directors approved a 5% stock dividend for stockholders of record on September 15, 1999. The stock dividend was made on October 15, 1999.

PART I - FINANCIAL INFORMATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forwarding Looking Statements" and should be read subject to the assumptions contained in the "Forward Looking Statements".

Results of Operations

For the Three Months ended September 30, 1999 and for the Three Months ended September 30, 1998.

Sales - 1999 Compared with 1998

Sales were $20,590,000 for the third quarter ended September 30, 1999 compared to $18,755,000 for the same quarter in the prior year. The third quarter sales in 1999 represented a 9.8% increase over the comparable quarter of 1998. Units sold for the third quarter 1999 were 307 as compared to 293 for the same period of 1998. The increase in sales is attributable to the increase in units sold along with a higher dollar amount per coach associated with double slides and diesel units.

Cost of Sales - 1999 compared with 1998

Cost of Sales as a percentage of sales was similar when comparing third quarter 1999 to third quarter 1998. The percentages were 80.5% and 80.4% respectively. Although the company continues to strive towards additional production efficiencies, direct labor costs increased in the third quarter due to the introduction of the new millennium edition motor homes.

Gross Profit as a percentage of sales was 19.5% for the quarter ended September 30, 1999 as compared to 19.6% for the same period in the prior year. As previously stated in the Cost of Sales section, costs rose due to the introduction of the millennium edition motorhomes, thereby impacting Gross Profit for the quarter ended September 30, 1999. The Company will continue to try and improve the Gross Profit, however, there can be no assurance due to the unknown nature of competitors within the industry.

Selling, General Administrative and Other Expenses-1999 compared with 1998

Selling, General Administrative and Other Expenses decreased by approximately $112,000 between the third quarter ended September 30, 1999 and 1998 respectively. This decline is primarily due to a reduction in the legal costs, partially offset by increased warranty costs and advertising.

Income Taxes

The Company is providing income taxes at an effective tax rate of 40%. The effective tax rate is subject to ongoing review and evaluation by Management.

Results of Operations

For the Nine Months ended September 30, 1999 and for the Nine Months ended September 30, 1998

Sales - 1999 Compared with 1998

For the nine months ended September 30, 1999, Sales were $63,760,000 compared to $51,709,000 for the same period in the prior year. This represents a 23.3% increase over the prior year. Units sold for these periods were 952 and 814 respectively. On a percentage basis, units sold increased by 17.0% over the prior year. The Company anticipates continued growth but does not anticipate future quarters to reflect as significant increase when compared to the same quarters in 1998.

Costs of Sales - 1999 compared with 1998

Cost of Sales as a percentage of sales dropped to 81.5% for the nine months ended September 30, 1999 compared to 82.3% for the same period in 1998. Although there was a drop in year-to-date costs compared to the same period in the prior year, the third quarter incurred additional direct labor costs related to the introduction of the millennium edition motorhomes.

Gross Profit rose to 18.5% for the nine months ended September 30, 1999 compared to 17.7% for the same period in the prior year. Although year-to-date gross profit for the nine months reflects a sizable improvement over the prior year, this improvement was partially eroded by the increase in direct labor costs incurred in the third quarter of 1999. It is not anticipated that the company will continue to incur direct labor costs to the extent incurred in the third quarter. The Company continues to explore avenues to improve gross profit, however, there can be no assurance that gross profit will improve due to the unknown nature of competitors within the industry.

Selling, General Administrative and Other Expenses - 1999 compared to 1998

Selling, General Administrative and Other Expenses were $5,572,000 compared to $5,063,000 for the nine months ended September 30, 1999 and 1998 respectively. As a percent of sales, the nine months ended September 30, 1999 represented 8.7% compared to 9.8% for the same period in 1998. The dollar increase is made up by administrative bonuses, warranty costs, advertising and sales allowances offset by a reduction in legal costs.

Income before taxes 1999 compared with 1998

Income before taxes for the nine months ended September 30, 1999 were $6,249,000 as compared to $4,104,000 for the same period in the prior year. This represented an increase of $2,145,000 or 52.3%. Income taxes are provided based upon the estimated effective rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The company has relied on internally generated funds, trade credit and debt to finance its operations and expansion. As of September 30, 1999, the company had working capital of $14,302,000 compared to $10,805,000 at December 31, 1998. The $3,497,000 increase in working capital is primarily due to a $5,972,000 increase in inventories and a $2,680,000 increase in receivables, partially offset by a $3,386,000 increase in accounts payable. The cash position decreased by $2,343,000 primarily due to the purchase of the chassis inventory. The increase in inventory relates to increased chassis and finished inventory at September 30, 1999 to meet production demands related to model year changes, product expansion and chassis allocation changes.

As of September 30, 1999 the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. The line expires on July 1, 2001. Under this line of credit, $220,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At September 30, 1999, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of September 30, 1999.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $4,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (9.25% at September 30, 1999). All borrowings are secured by the Company's assets. The outstanding balance included in accounts payable at September 30, 1999 was $8,700,000. The temporary over-advance is currently being negotiated and the Company believes that the over-advance will be approved or the line expanded. The Company has adequate resources to pay down this amount to the borrowing limit if approval is not obtained.

Capital expenditures during the first nine months of 1999 were $581,000. Management anticipates capital expenditures for the remainder of the 1999 to be $100,000 for refurbishment and expansion of certain production facilities, production equipment and the enhancement of management information systems.

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

Risks and Contingency Planning

The Company has identified and assessed the areas that may be at risk related to the Year 2000 problem. The failure to correct a material Year 2000 problem may result in an interruption in, or a failure of, certain normal business operations or activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company has initiated contingency planning for possible Year 2000 issues, including such factors as supply chain and banking operations. Where needed, the Company will establish contingency plans based on the Company's actual testing experience and assessment of outside risks. The Company anticipates final contingency plans to be in place by December 1999. The Year 2000 program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that through its Year 2000 program, the possibility of significant interruptions of normal business operations should be reduced.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements".

Forward-Looking Statements

Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal, and we are approaching the period when sales have usually declined. The risks associated with Year 2000 problems which may be encountered by the Company and its suppliers and customers have not been identified, but may occur. Low interest rates, low unemployment, and ready availability of motor fuel have in the past been associated with favorable recreational vehicle sales. Recently, rates have risen, and recent reports of decreased consumer confidence may reduce sales, but the seriousness of a potential decline cannot be predicted. Many of Rexhall's competitors are substantially larger, and many of its suppliers and dealer's also have greater economic power so that the volume and prices of both supplies and sales may be adversely affected. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which Management believes reduces the risk of interest rate fluctuation.

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