Form 10-K
period 1999-12-31
REXHALL INDUSTRIES INC
filed 2000-03-29
CIK 850476

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 --------
                                 FORM 10-K
(Mark One)
[x]  Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

               For the fiscal year ended December 31, 1999
                                    OR
           [ ]Transition report pursuant to section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No fee required]
                             (No fee required)

           For the Transition period from      to

                      Commission file number: 0-10067
                     _________________________________
                         REXHALL INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

                               California
       (State or other jurisdiction of Incorporation or organization)

                                95-4135907
                     (IRS Employer Identification No.)


                           46147 7th Street West
                           Lancaster, CA  93534
                 (Address of principal executive offices)

    Registrant's telephone number, including area code:  (661) 726-0565

     Securities registered pursuant to Section 12(b) of the Act:  None

      Name of each exchange on which registered:  NASDAQ Stock Market

       Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock,no par value
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 30, 2000 the aggregate market value of voting stock held by non-affiliates was approximately $12,063,031. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. Total shares of common stock held by those deemed to be affiliates at March 30, 2000 totaled 1,649,000. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 28, 2000 there were 3,172,925 shares of the Registrant's common stock outstanding.

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

     Conventional or class A motorhomes are self-powered vehicles built on a motor vehicle chassis, with engine and drive train components which are supplied by a motor vehicle manufacturer (i.e. Ford, Workhorse Custom Chassis LLC (formerly GM), and Spartan). The interior of the vehicle typically includes a driver's area,kitchen, bathroom, dining and sleeping areas. Class A motorhomes are self-contained with their own lighting, heating, cooking and refrigeration facilities, waste disposal and water storage tanks, permitting occupancy without requiring connection to utilities. While not designed or intended as permanent housing, Class A motorhomes do provide comfortable living quarters for short periods, particularly for people interested in travel and outdoor recreational activities.

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

Industry Source of Information: Recreation Vehicle Industry Association in Reston, Virginia

     The following table sets forth comparisons of units and dollar sales of all recreational vehicles and Class A motorhomes in the United States compared with units and dollar sales of the Company during the years ended

December 31, 1997, 1998 and 1999:

                                    % Change                       % Change
                           Unit     From Prior      Revenues       From Prior
                           Sales      Year           (000)           Year

Total Recreational Vehicles
                1999      473,800    7.4%          12,452,384        20.5%
                1998      441,300     .6%          10,337,006         6.6%
                1997      438,800   (6.0)%          9,696,588        (3.8)%


Class A Motorhomes
                1999       49,400   15.2%           4,394,722        35.2%
                1998       42,900   14.1%           3,249,846        23.6%
                1997       37,600    3.0%           2,629,180        14.0%


Rexhall Industries, Inc.
                1999        1,249   11.3%              84,739        17.3%
                1998        1,122    3.7%              72,254        14.7%
                1997        1,082   (7.5)%             63,012        (3.0)%

     Approximately 77 million Americans were born between the years of 1946 and 1964. Commonly known as "baby boomers", this demographic facts accounts for what the Company believes to be a rapidly growing population of potential Class A motorhome purchasers. Typically, Class A motorhome buyers are over the age of 60, however, increasing disposable income in the 40 to 60 age group is growing the potential Class A market. The Company's continued product development combined with the unified efforts of the RV industry as a whole to capture the attention of this buying demographic, would indicate significant future growth potential for the Company.

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

     The Company currently offers six lines of Class A motorhomes. The product lines are Aerbus, Rexair, RoseAir, Vision, Anthem and American Clipper.

     The Company's Class A line offers many models and floor plans with multiple decors. These various models come with the following chassis and engine types (See Item 1. Raw Materials and Chassis.):

          - Ford F-53 chassis with a V-10 electronically fuel injected engine
          - Workhorse chassis with the 290 H.P. Vortec engine
          - Spartan Mountain Master chassis with a 300, 315 or 330 H.P. diesel engine
          - Spartan Summit chassis with a 260 H.P. diesel engine

     Models range in size from an overall length of approximately 23 feet to approximately 39 feet with wheelbase ranging from 158 inches to 252 inches. All models have an overall maximum width of eight and one half feet (102" widebody) with a height (with air conditioner) of just over eleven feet.

     In addition to size of chassis, Rexair, Aerbus, RoseAir, Vision, Anthem and American Clipper models are differentiated by exterior graphics, floor plans and sleeping accommodations. Depending on the model, each motorhome is equipped to sleep four to six adults comfortably. Standard features and equipment on all Rexhall models include 60 or 100 gallon gas tank (depending on chassis and model), halogen headlights, dash air conditioning, double door flush mounted refrigerator/freezer, three burner range with automatic pilot and optional conventional oven, radial tires, stabilizing air bags, 34,000 or 35,000 B.T.U. furnace, day/night shades and extra large batteries mounted on a slide-out tray for easy access and service. Additional standard equipment includes a television, television antenna, AM/FM stereo radio with cassette player, auxiliary power generators, microwave oven, roof air conditioners, and video cassette recorder. Optional equipment includes leak detector for propane, back up camera, washer and dryer, hydraulic leveling jacks, electric and heated mirrors, 50 AMP service, ice maker and power entry step for easier entry into the motorhome. Some models may vary in standard equipment.

     Suggested retail prices of Aerbus, Rexair, or RoseAir models with standard equipment range from $75,000 to $148,000 (diesel models) and fully equipped with available options from $82,000 to $175,000. Suggested retail prices for the Vision and American Clipper models (entry level) with standard equipment range from approximately $60,000 to $76,000 (add $5,000 with available options). Anthem diesel models range from $99,000 to $105,000 with standard equipment, and with available options from $110,000 to $130,000.

Specialty Vehicles

     In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users from the disabled to mobile command posts for police and fire departments and even mobile classrooms. During 1999, 1998, and 1997, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no intention of phasing out its specialty vehicle business, it anticipates that such business will constitute a low percentage of the Company's overall revenues in the future.

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

     The Company operated one production shift, producing an average of 104 units per month during 1999. Total gross units produced in 1999, was 1,249 units. Increases in roduction can be achieved at a relatively low incremental cost on the existing production shift by increasing the number of production employees.

Raw Materials and Chassis

     The principal raw materials used in the manufacturing process are steel, fiberglass, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

     The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front engine chassis from Ford Motor Company (Ford) and Workhorse Custom Chassis, LLC (formerly, part of GM Corporation). Rear engine pushers are purchased from Spartan Motors. The Company acquires Ford products under a converters agreement which is used by the Company to purchase the chassis with financing provided by the supplier's affiliate. The financing provided to obtain Ford chassis under the converters agreement bears interest at the rate prime plus 1% (9.5% at December 31, 1999) and is secured by the Company's assets. Upon starting production of the motorhome, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. The chassis' from Spartan and Workhorse have net 30 day terms. Approximately 92% of all chassis were purchased from Ford and Workhorse Custom Chassis, LLC.

     In the first quarter of 1999, GM Corporation completed the sale of their motorhome chassis manufacturing division to Workhorse Custom Chassis, LLC. Purchases of chassis, previously provided by GM, are now purchased from Workhorse Custom Chassis, LLC. Availability of chassis' ordered from Workhorse Custom Chassis, LLC, has not caused any significant delays to date, however, the Company has little experience with this vendor.

     During the third quarter of 1999, Ford Motor Company advised the Company that they are changing their chassis allocation program for the year 2000. Management anticipates that this could result in a lower monthly allocation of chassis. In anticipation of the revised allocation program, the Company has increased their chassis inventory. For the year 2000, the Company will also pursue alternative sources of chassis to augment any possible reduction in allocation.

     As is standard in the industry, arrangements with chassis suppliers provide that either the Company or the chassis supplier may terminate their relationship at any time. To date, the Company has not experienced any substantial shortages of chassis. The recreational vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. If Ford were to discontinue the manufacturing of motorhome chassis or substantially reduce the current chassis allocation, or if as a group all of the Company's chassis suppliers significantly reduced the availability of chassis to the industry, the Company could be adversely effected.

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

     The Company's liability under the repurchase agreements is limited to the total unpaid balance (including interest and other charges) owed to the lending institution by reason of its extension of credit to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments. At December 31, 1999 and December 31, 1998, the Company's contingent liability
was approximately $34,233,000 and $25,530,000 respectively.    The risk of
loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal.

     Subsequent to December 31, 1999, the Company was notified that one of its significant customers filed for bankruptcy. Management believes that the impact to the Company's financial position and results of operations for 1999 is not significant. Due to the uncertainties surrounding the bankruptcy, management is unable to determine the future impact to the Company's financial position and results of operations.

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

     Historically, the Company does not maintain a significant inventory of
finished motorhomes.   Production is based on dealer orders and shipments
which usually occur within four to eight weeks of the receipt of an order. At December 31, 1999, 1998 and 1997, the Company's backlog of dealer orders were $9,724,000, $15,232,000 and $3,864,000 respectively. The Company believes that backlog is not necessarily a reliable indication of future sales because dealer orders not only fluctuate but, by industry customs, may be canceled without penalty and because motorhomes have a relatively short manufacturing cycle.

Product Warranty

     The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $1,386,000, $1,041,000 and $1,753,000, for the years ended
December 31, 1999, 1998,and 1997 respectively. The fluctuations in warranty cost were primarily attributed to units produced at the Indiana facility. In most cases, warranty work is performed by a member of the Company's dealer network or by the Company's own service facility in Lancaster, California. Management believes that the Service Center allows the Company the benefit of providing better customer service and satisfaction.

Competition and Other Business Risks

     Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for thirteen years and competes with many manufacturers (such as Fleetwood, National RV, Damon, Thor Industries, and Coachman), several having multiple product lines of Class A motorhomes and other recreational vehicles and most being larger and having substantially greater financial and other resources than the Company. The Company sells motorhomes in most of the 50 states. Additionally, the Company sells to dealers in Canada. The Company believes that the quality, design and value offered by its motorhomes to be appealing to the consumer market.

     The Company, like others in the recreational vehicle industry, is dependent upon the availability of chassis from both Ford, Workhorse Chassis, LLC (formerly part of GM), and Spartan and upon terms of financing to dealers and retail purchasers. Substantial increases in interest rates, the tightening of credit, a general economic downturn or other factors negatively affecting the amount of consumer's disposable income could have a material adverse impact on the Company's business.

     Shortage of gasoline has in the past had a materially adverse effect on the recreational vehicle industry as a whole and could have a materially adverse effect on the Company's business in the future. In addition, a substantial increase in the price of gasoline could also adversely affect the sale of the Company's motorhomes.

Forward-Looking Statements & Risks

     Our report contains forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in materials costs, and pricing and other pressures from substantially larger competitors, labor disruptions, and adverse weather conditions. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and
ready availability of motor fuel.   Management intends to remain aware of
these factors and react to them, but cannot predict their timing or significance.

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

     The Company is subject to the provisions of Transport Canada for vehicles exported to Canada. The regulations under that legislation are similar in nature and design to its American counterparts.

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

Patents and Trademarks

     The Company claims "Rexhall", "Aerbus", "Rexair", "RoseAir", "Vision", "Anthem", and "American Clipper" as trademarks but believes its business is not dependent on these names or any other marketing device. The Company does not have any patents or licenses in the conduct of its business.

Employees

     At December 31, 1999, the Company had a total of 464 employees (463 in California and 1 in Indiana). None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties

     In December 1995, the Company completed construction and moved into a 87,000 square foot manufacturing facility in Lancaster, California which serves as both a manufacturing facility and the Company's Executive Offices. The facility was designed by management to insure efficiency and to specifically position the company with the opportunity to meet increased
production demands.   In September 1996, expansion construction began at the
Lancaster site. The new addition, completed in the fourth quarter of 1997, provided an additional 19,320 square feet of production space. The Lancaster manufacturing plant is debt free with no mortgages on the facility.

     Until December 17, 1999, the Company owned a 97,000 square foot production facility on 12 acres in Elkhart, Indiana. The Elkhart facility was debt free with no mortgages on the property. The production facility was used to manufacture motorhomes until December 30, 1997 when the company decided to cease production at the Elkhart facility. As a result of this decision to restructure its operations and cease production, the Company recorded a charge to operations of $1,042,000 in 1997. See footnote 2 to the financial statements. The company retained its wholesale motorhome sales,
warranty and service operations at the location throughout 1998.   The
Company sold the Indiana facility to a third party on December 17, 1999 and recorded a gain of $577,000.

     In September 1995, the Company purchased a 4.5 acre site located in Lancaster, California to serve as the Company's RV Service Center. The site contains a 40,000 square foot facility and was purchased from the City of Lancaster's Redevelopment Agency for $980,000. At December 31, 1999, the Company was indebted to the City of Lancaster Redevelopment Agency an amount of $768,000 with interest at 5.93% per annum due October 2015. The promissory note is collateralized by the Lancaster land and building with a net book value of approximately $940,000 at December 31, 1999. The Company has leased a portion of the facility to Lancaster RV since December 1997. Lancaster RV is a major retail dealer.

     In September 1996, the Company purchased a 4,500 square foot facility located one mile east of the Elkhart, Indiana. The facility has 1,500 sq. ft. of office space and a 3,500 sq. ft. warehouse area. This property is currently available for sale.

     Rexhall Industries, Inc. has entered into a tentative agreement with the City of Lancaster to acquire 14 acres adjacent to its headquarters in Lancaster, CA. The agreement will require Rexhall to provide jobs in the Lancaster Enterprise Zone in exchange for the property and tax credits. If Rexhall does not fulfill all covenants of the agreement by January 31, 2012, at that time, Rexhall will be required to pay the balance of the promissory note of $613,453. Rexhall believes that if it is required to pay the entire balance in the year 2012, Rexhall would still benefit by purchasing 14 acres for $613,453, which is under the present market value. The purchase agreement is expected to be finalized in fiscal 2000 at which point the company plans to build a new plant to manufacuture its own chassis and rear engine diesel motorhome.

     The Company believes that its facilities are adequate to meet its foreseeable needs.

Item 3. Legal Proceedings

     The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California has been settled on October 2, 1998.

     Under the Settlement Agreement Rexhall paid $825,000 in cash, and issued one coupon per vehicle owned by members of the class for $1,250 towards the purchase of a new Rexhall vehicle or $200 toward service, parts and labor. New vehicle coupons expire on December 31, 2000 while service, parts, and
labor coupons expired on December 31, 1999.   Coupons are  redeemable at
Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. The total number of vehicles owned by class members was estimated at approximately 5,000. During 1997 the Company recorded a charge and established a liability of $1,590,000 related to this settlement. During the fourth quarter of 1999, the Company released $604,000 of the settlement reserve due to less than expected coupon redemption rates. At December 31, 1999, the remaining settlement liability is $125,000, representing the estimated utilization of $1,250 coupons for new motorhomes.

     The Company was sued by Bruce Elworthy and Anne B. Marshall (Elworthy and Marshall) in June 1995 in the Superior Court of the County of Los Angeles. The complaint alleged that a leveling system on a motorhome purchased from Rexhall was defective and caused damages to Elworthy and Marshall of $1,000,000 for medical expenses, loss of earnings, and pain and suffering. The Company believed that it has meritorious defenses against the Elworthy and Marshall claim and has vigorously defended itself against the claim. Rexhall prevailed in its defense with zero dollars being awarded to the Plaintiffs. The verdict is currently under appeal by the Plaintiffs. Although the Company believes that the final disposition of this matter will not have a material adverse effect on the company's financial position or results of operations, if Elworthy and Marshall were to prevail on its liability claims, a judgment on appeal in a material amount could be awarded against the Company.

     Other than the above referenced cases, the Company is a defendant in other various legal proceedings resulting from the normal course of business. In the opinion of company management, the resolution of such matter will not have a material effect on its financial statements or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the vote of security holders during the fourth quarter of 1999.

                              PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information.

     The Company's Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the NASDAQ National Market System. The Company's NASDAQ symbol is "REXL". The following table sets forth the range of high and low closing sale prices of a share of the Company's Common Stock in the over-the-counter market for each quarter since the first quarter of 1997 according to NASDAQ:


                1999                        High            Low
         First Quarter                    $ 9.17          $ 7.62
         Second Quarter                    12.26            7.50
         Third Quarter                     12.62            9.50
         Fourth Quarter                    11.75            8.38

                1998                        High            Low
         First Quarter                    $ 5.19          $ 4.53
         Second Quarter                     7.63            4.44
         Third Quarter                      9.38            5.13
         Fourth Quarter                     9.00            4.75


                1997                        High            Low
         First Quarter                    $ 6.88          $ 5.50
         Second Quarter                     6.25            4.75
         Third Quarter                      6.00            5.25
         Fourth Quarter                     5.75            4.63

Holders

       At March 31, 2000, the Company had 65 shareholders of record.

Item 6. Selected Financial Data.

       The following selected financial information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company included elsewhere herein. The following table presents selected historical financial data of the Company for each of the five fiscal years in the period from December 31, 1995 through December 31, 1999. The financial information as of and for each of the five years in the period ended December 31, 1999 were derived from audited financial statements of the Company.

Statement of Operations Data:
(in thousands, except per-share date)
                                       Year Ended December 31,

                             1999      1998      1997       1996      1995

Net Revenues               $ 84,739  $ 72,254  $ 63,012  $ 64,959   $60,709

Cost of Goods Sold           69,659    59,314    55,921    56,167    51,981

Gross Profit                 15,080    12,940     7,091     8,792     8,728

Selling, General, and
Administrative
Expenses                      7,597     7,549     7,286     6,426     5,281

Restructuring Charge           ---       (282)    1,042       ---      ---

Income (Loss) from
Operations                    7,483     5,673    (1,237)    2,366     3,447

Interest Income                 256       157         3        29        69

Interest Expense               (208)     (101)     (134)     (171)     (136)

Legal Settlement                604       ---    (1,590)      ---       ---

Other Income(Expense)           151       135        46       (93)       14

Gain on Sale of Fixed Assets    573       ---       ---       ---       ---

Income (Loss) Before
Income Taxes                  8,859     5,864    (2,912)    2,131     3,394

Provision for Income
Taxes (Benefit)               3,557     2,474    (1,077)      847     1,360

Net Income (Loss)           $ 5,302  $  3,390  ($ 1,835)  $ 1,284   $ 2,034

Net Income (Loss)
Per Share - Basic (1)       $  1.68  $   1.09  ($   .61)  $   .41   $   .66

Net Income (Loss) per
Share - Diluted (1)         $  1.68  $   1.08  ($   .61)  $   .41   $   .65

Weighted Average Shares
Outstanding - Basic (1)     3,161,000 3,118,000 3,032,000 3,098,000 3,084,000

Weighted Average
shares Outstanding-
Diluted (1)                 3,161,000 3,140,000 3,032,000 3,148,000 3,154,000

Balance Sheet Data:
(in thousands)
                                         As of December 31,

                                1999     1998      1997     1996      1995

Working Capital               $16,325   $10,805  $ 7,356   $ 9,519   $ 9,269

Total Assets                   36,184    28,471   23,178    23,496    19,975

Long Term Debt
less Current Portion              737       767      797       826       852

Shareholders Equity           $20,294   $14,992  $11,480   $13,581   $12,225


(1) Retroactively adjusted to give effect to a 5% stock dividend of 150,488 shares in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth, for each of the three years indicated, the percentage of revenues represented by certain items on the Company's Statements of Operations:


                                     Percentage of Net Revenues
                                       Year Ended December 31,

                                      1999          1998       1997

Net Revenues                         100.0%        100.0%     100.0%

Costs of goods sold                   82.2          82.1       88.7
Gross profit                          17.8          17.9       11.3
Selling, general, and
administrative expenses                9.0          10.4       11.6
Restructuring charge                   ---           (.4)        1.7
Income(loss) from operations           8.8           7.9        (2.0)
Legal Settlement                        .7           ---        (2.5)
Other Income(expense), net              .2           0.2        (0.1)
Gain on sale of fixed assets            .7           ---         ---
Income(loss) before income
taxes (benefit)                       10.4           8.1        (4.6)
Provision for income taxes (benefit)   4.1           3.4        (1.7)
 Net income(loss)                      6.3%          4.7%       (2.9%)


Management Discussion and Analysis

Overview

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. As is generally the case in the recreational vehicle industry, various factors can influence sales. These factors include demographics, increases in interest rates, competition, restrictions on the availability of financing for the purchase of recreational vehicles as well as significant increases in the cost of gasoline. The Company's business is also seasonal in that normally the majority of sales occur in the second and third quarter.

     Prior to 1998, the Company operated two manufacturing divisions, Lancaster, California and Elkhart, Indiana. During 1997, the Company's Board of directors adopted a formal plan of restructuring whereby the Company implemented a plan to cease production operations at its Elkhart, Indiana manufacturing plant and potentially sell all or part of the real estate the facility occupied. This decision was based upon the Company's evaluation of costs and the product quality of the recreational vehicles being produced in Elkhart. Concurrent with this decision, the Company completed an expansion of its Lancaster facility to accommodate the expected rise in production. Throughout 1998 the Company retained its wholesale motorhome sales, warranty and service operations at the Indiana production facility.
In December 1999, the Company sold the Indiana facility.

     Two key transactions adversely impacted the Company's results of operations during 1997. In addition to the aforementioned restructuring charge for the production closure of the Elkhart facility, the Company reached a settlement of an existing class action lawsuit against the Company. Pursuant to the settlement, the Company was required to pay $825,000, plus issue coupons to all members of the class for a discount of $200 on future repairs or $1,250 towards the purchase of a new Rexhall vehicle. The Company reported the impact from these transactions as charges in the accompanying statement of operations aggregating $1,042,000 for the restructuring and $1,590,000 for the lawsuit settlement during 1997. During 1998, the Company's restructuring effort was completed and $282,000 of the restructuring charge was reversed. In the fourth quarter of 1999 $604,000 of the legal settlement was reversed as a result of less than expected coupon redemptions.

Result of Operations

     Comparison of the Year Ended December 31, 1999 to Year Ended
December 31, 1998

     Net revenues for the year ended December 31, 1999, were $84.7 million, compared to $72.3 million for 1998, an increase of $12.4 million or 17.3%. The number of units shipped in 1999 increased 127 to 1249 in 1999 from 1,122 in 1998, an increase of 11.3%. The average net selling price increased approximately 5% during the period. The increase in average per unit selling price results from a 75% increase in diesel model sales over the prior year and continued increases in double slide unit sales (50%). The increases in these higher priced models were complimented by the strong demand for Rexhall's lower priced Vision and American Clipper models, whose sales increased by 30% over 1998 sales. The 75% increase in diesel sales came mainly because the Company lagged behind in 1998.

     Gross profit for the year ended December 31, 1999 increased to $15.1 million from $12.9 million for 1998, an increase of $2.2 million or 16.5%. The gross margin for 1999 was 17.8% as compared to 17.9% for 1998. The gross profit margin remained steady as the Company was able to hold most material costs stable and pass on the few increases that were necessary. While there was no material change in production labor cost, the introduction of the millennium edition motorhome in late 1999 resulted in a temporary increase in direct labor costs.

     Selling, general and administrative expenses (SG&A) for the year ended December 31, 1999 were $7.6 million, compared to $7.5 million for 1998. Overall, SG&A expense remained relatively unchanged from the prior year. Within this cost category several areas of cost increased in conjunction with
sales but were offset by other reductions in cost.   The decrease in selling,
general and administrative expenses as a percentage of net revenues from 10.4% in 1998 to 9.0% in 1999 results from the increased sales level while maintaining the level of administrative spending.

     At December 31, 1999, the Company's most significant obligations under the Masterjohn legal settlement had been completed. As a result of the less than expected coupon redemptions, the Company re-evaluated the required legal settlement reserve resulting in the reversal of $604,000. The remaining $125,000 represents the estimated utilization of $1250 coupons for new motorhome purchases.

     On December 17, 1999, the Company sold its Indiana manufacturing facility. The sale resulted in a pre-tax gain of $577,000 for the year ended December 31, 1999. The Company halted production at the 97,000 square foot Indiana factory nearly two years ago as it consolidated its operations in California.

     The Company's effective income tax rate was 40.2% for the year ended December 31, 1999 as compared with 42.2% for 1998. Basic and diluted net income per share was $1.68 and $1.68 respectively, for the year ended December 31, 1999, as compared to basic and diluted net income per share of
$1.09 and $1.08, respectively, in 1998.   Exclusive of the impacts of the
restructuring and legal settlement non-recurring items during 1999 and 1998, net income would have been $4.9 million for the year ended December 31, 1999 as compared to net income of $3.2 million for 1998. Basic and diluted income per share excluding the impact of the aforementioned non-recurring items during 1999 and 1998 would have been $1.56 for the year ended
December 31, 1999 as compared to $1.03 for 1998. The increase in basic and diluted net income per share was due to increased sales and decreased SG&A costs as a percentage of net revenues.

     Comparison of Year Ended December 31, 1998 to Year Ended
December 31, 1997

     Net revenues for the year ended December 31, 1998, were $72.3 million, compared to $63.0 million for 1997, an increase of $9.3 million or 14.7%. The number of units shipped in 1998 increased 40 to 1,122 in 1998 from 1,082 in 1997, an increase of 3.7%. This increase in units shipped was lower than the overall increase in sales as a result of a change in the sale mix. Double-slide units introduced in the fourth quarter of 1997 increased to 28% of sales in 1998. Conversely fewer lower margin single slide and non-slide units were sold in 1998. The average net selling price increased approximately 10% during the period.

     Gross profit for the year ended December 31, 1998 increased to $12.9 million from $7.1 million for 1997, an increase of $5.8 million or 82.5%.

The gross margin for 1998 was 17.9% as compared to 11.3% for 1997. The increase in gross profit is due to increased operating efficiencies and improved quality at the California plant primarily serving our major market in the Western United States and higher margins associated with the increased sales of units equipped with higher priced options.

     Selling, general and administrative expenses (SG&A) for the year ended December 31, 1998 were $7.5 million, compared to $7.3 million for 1997, an increase of $0.2 million or 3.6%. The increase in SG&A is due principally to increased sales and related warranty expense as compared to 1998. The decrease in selling, general and administrative expenses as a percentage of sale from 11.6% in 1997 to 10.4% in 1998 results from the increased sales level and efficiencies gained by operating one plant at the Corporate Headquarters.

     During 1997, the Company's Board of Directors approved a restructuring of the Company's operations. The restructuring plan provided for changes in operational and production strategies. In implementing these plans, the Company decided to cease manufacturing operations at its Elkhart, Indiana plant. The closure of this facility was done in conjunction with the recently completed expansion of its Lancaster, California facility to accommodate the anticipated increased production. The Company believes that the national market can be adequately served from the California facility and hat any slight increase in freight charges will be more than offset by the reduced manufacturing costs. As a result of this strategic change, the Company wrote down or wrote off entirely certain of its property and equipment and inventories located at the Elkhart facility aggregating $937,000. In addition, the Company recorded additional charges for severance costs and other expected costs associated with the facility closure aggregating $105,000. The total charge of $1,042,000 was recorded as a Restructuring charge in the accompanying 1997 statement of operations.

     During 1997, the Company reached a tentative settlement of its class action lawsuit. Under the settlement agreement, the Company agreed to pay $825,000 in cash, and issue one coupon per vehicle owned by the members of the class for $1,250 towards the purchase of a new Rexhall vehicle or $200 towards service, parts and labor. Coupons would be redeemable at the Company's service center and at designated dealerships which are suitably dispersed around the country. The Company accrued for the estimated costs of the redemption of these coupons and the cash payment, aggregating $1,590,000 and recorded this as lawsuit settlement in the accompanying 1997 statement of operations.

     The Company's effective income tax rate was 42.2% for the year ended December 31, 1998 as compared with 37.0% for 1997. Basic and diluted net income per share were $1.09 and $1.08 respectively, for the year ended December 31, 1998, as compared to basic and diluted net loss per share of $0.61) in 1997. Exclusive of the impacts of the restructuring and legal settlement non-recurring items during 1998 and 1997, net income would have been $3.2 million for the year ended December 31, 1998 as compared to net loss of ($0.2) million for 1997. Basic and diluted loss per share excluding the impact of the aforementioned non-recurring items during 1998 and 1997 would have been $1.03 for the year ended December 31, 1998 as compared to $(0.06) for 1997. The increase in basic and diluted net income per share was due to increased sales and decreased SG&A costs associated with the closure of the Indiana manufacturing facility.

Forward-Looking Statements

     Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal, and we are approaching the period when sales have usually declined. Low interest rates, low unemployment, and ready availability of motor fuel have in the past been associated with favorable recreational vehicle sales as has occured in 1998 and 1999. However, the recent interest rate and gas price increases, coupled with recent reports of decreased consumer confidence may reduce future sales levels. The seriousness of a potential decline cannot be predicted. Many of Rexhall's competitors are substantially larger, and many of its suppliers and dealer's also have greater economic power so that the volume and prices of both supplies and sales may be adversely affected. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

Liquidity and Capital Resources

     The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of December 31, 1999, the Company had working capital of $16,325,000, compared to $10,805,000 at December 31, 1998. The $5,520,000 increase in working capital was generated by operating income and the sale of the Indiana production facility. Significant working capital increases are reflected in a $3,730,000 increase in inventories, $2,341,000 in accounts receivable, $1,313,000 increase in cash and a $610,000 decrease in various accrual, partially offset by a $2,957,000 increase in accounts payable. The Company continued to maintain a higher than usual level of chassis inventory during this time of strong demand for motorhomes. Management believes this is a good investment of resources as long as the carrying costs are within the Company's capital means and profit margins.

     As of December 31, 1999 the Company has a $3,500,000 line of credit with Bank of America which can be used for working capital purposes. Under this line of credit, $220,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates
workmen's compensation insurance in California.    At December 31, 1999,
no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of December 31, 1999.

     The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $4,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (9.5% at December 31, 1999). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1999 and 1998 were $7,145,000 and $2,986,000 respectively. This $3,145,000 over-advance at December 31, 1999 is the result of increased chassis inventory level and is currently being negotiated with FMCC. The Company is confident that this temporary over-advance will be approved or the line expanded. The Company has adequate resources to pay down this amount to the borrowing limit if approval is not obtained.

     Capital expenditures during 1999 were $643,000.   Management anticipates
an increased level of capital expenditures in 2000.

     The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2000, including payments related to the legal settlement and expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

New Accounting Pronouncements

     In June 1998, FASB issued Statement of Financial Accounting Standard
SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

Item 7A: Quantitiative and Qualitative Disclosure about Market Risk

     In the ordinary course of its business the Company is exposed to certain market risks, primarily changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results or operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which management believes reduces the risk of interest fluctuations.

Item 8. Financial Statements



                         Independent Auditor's Report




The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying balance sheets of Rexhall Industries, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. as of December 31, 1999 and 1998, and the result of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



                                                 /s/ KPMG LLP
Los Angeles, California
March 10, 2000

                           REXHALL INDUSTRIES, INC.
                                BALANCE SHEETS
                          December 31, 1999 and 1998

ASSETS                                               1999           1998

CURRENT ASSETS
   Cash                                           $ 6,330,000    $ 5,017,000
   Accounts receivables, less allowance
   for doubtful accounts $50,000 in
   1999, and $150,000 in 1998                       6,972,000      4,631,000
   Inventories                                     16,504,000     12,774,000
   Deferred income taxes (note 7)                   1,133,000        956,000
   Other current assets                               341,000         33,000
     Total Current Assets                          31,280,000     23,411,000

Property and equipment at cost net of
   accumulated depreciation (note 3 and 6)          4,753,000      4,519,000
Property held for sale (note 13)                      131,000        541,000
Other assets                                           20,000           ---
TOTAL ASSETS                                      $36,184,000    $28,471,000

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable (note 4)                      $10,915,000    $ 7,958,000
   Warranty allowance                               1,000,000        966,000
   Accrued Legal Settlement (note 9)                  125,000        765,000
   Accrued Legal                                      612,000        829,000
   Dealer Incentives                                1,050,000        830,000
   Other accrued liabilities                          497,000        557,000
   Accrued Compensation and Benefits                  725,000        672,000
   Current portion of long-term debt (note 6)          31,000         29,000
TOTAL CURRENT LIABILITIES                          14,955,000     12,606,000

Deferred income taxes (note 7)                        198,000        106,000

Long-Term debt (note 6)                               737,000        767,000
TOTAL LIABILITIES                                  15,890,000     13,479,000

SHAREHOLDERS' EQUITY
   Preferred Stock - no par value
     Authorized, 1,000,000 shares;
     No shares outstanding at December 31, 1998
     and December 31, 1999                               ---             ---

   Common stock-no par value,
     Authorized, 10,000,000 shares,
     issued and outstanding;
     3,161,000 at December 31, 1999
     and 1998 (Note 11)                            6,788,000       6,788,000
  Loan receivable from exercise
    of options (Note 5)                             (399,000)       (399,000)
  Retained earnings                               13,905,000       8,603,000
TOTAL SHAREHOLDERS' EQUITY                        20,294,000      14,992,000

Commitments and Contingencies (Note 4 and 8)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY         $36,184,000     $28,471,000


               See accompanying notes to financial statements

                         REXHALL INDUSTRIES, INC.
                         STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997


                                       1999           1998          1997

Net Revenues (Note 12)              $84,739,000    $72,254,000   $63,012,000

Cost of Sales                        69,659,000     59,314,000    55,921,000

Gross Profit                         15,080,000     12,940,000     7,091,000

Operating Expenses:
Selling, General and
Administrative Expenses               7,597,000      7,549,000     7,286,000

Restructuring Charge                        ---       (282,000)    1,042,000

Income (Loss) from Operations         7,483,000      5,673,000    (1,237,000)


Other Income (Expense):

Interest Income                         256,000        157,000         3,000

Interest Expense                       (208,000)      (101,000)     (134,000)

Legal Settlement                        604,000            ---    (1,590,000)

Other Income                            151,000        135,000        46,000

Gain on Sale of Fixed Assets            573,000            ---           ---

Income (Loss) Before Income Taxes     8,859,000      5,864,000    (2,912,000)

Income Tax Expense
(Benefit) (Note 7)                    3,557,000      2,474,000    (1,077,000)

Net Income (Loss)                   $ 5,302,000    $ 3,390,000   ($1,835,000)

Basic Net Income
(Loss) Per Share (1)                $      1.68    $      1.09    $     (.61)

Diluted Net Income
(Loss) Per Share (1)                $      1.68    $      1.08    $     (.61)

Weighted Average Shares
Outstanding - Basic (1)               3,161,000      3,118,000     3,032,000

Weighted Average Shares
Outstanding - Diluted (1)             3,161,000      3,140,000     3,032,000


(1) Retroactively adjusted to give effect to 5% stock dividend of 150,488 shares in 1999.



             See accompanying notes to financial statements

                         REXHALL INDUSTRIES, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31,  1997, 1998 and 1999

                         COMMON STOCK         LOAN      RETAINED
                      SHARES     AMOUNT    RECEIVABLE   EARNINGS     TOTAL

BALANCE,
December 31, 1996    2,630,000  6,533,000     ---      7,048,000  13,581,000
Repurchase and
Retirement of Stock    (47,000)  (266,000)    ---            ---    (266,000)
5% Stock Dividend      131,000        ---     ---            ---         ---
Net Income                 ---        ---     ---     (1,835,000) (1,835,000)

BALANCE,
December 31, 1997    2,714,000  6,267,000     ---      5,213,000  11,480,000
Repurchase and
Retirement of Stock     (7,000)   (63,000)    ---            ---     (63,000)
Exercise of
Stock options          161,000    584,000     ---            ---     584,000
5% Stock Dividend      142,000        ---     ---            ---         ---
Loans receivable
from exercise of
stock options              ---        ---  (399,000)         ---    (399,000)
Net Income                 ---        ---     ---      3,390,000   3,390,000

BALANCE,
December 31, 1998    3,010,000 $6,788,000 ($399,000) $ 8,603,000 $14,992,000
5% Stock Dividend      151,000        ---     ---           ---         ---
Net Income                 ---        ---     ---      5,302,000   5,302,000
BALANCE,
December 31, 1999    3,161,000 $6,788,000 ($399,000) $13,905,000 $20,294,000


              See accompanying notes to financial statements

                         REXHALL INDUSTRIES, INC.
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                          1999          1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income(loss)                      $ 5,302,000   $ 3,390,000  ($1,835,000)

Adjustments to reconcile net income (loss)
to net cash provided by
Operating Activities:
 Depreciation and amortization            368,000       344,000      216,000
 Gain on sale of property,
 plant and equipment                     (573,000)          ---          ---
 Restructuring charges - non-cash effect      ---           ---      437,000
 Provision for deferred income taxes      (85,000)    1,311,000   (1,726,000)
 (Increase) decrease in:
 Accounts receivable                   (2,341,000)      747,000   (2,170,000)
 Inventories                           (3,730,000)   (3,335,000)   4,056,000
 Income tax receivable                        ---       337,000      (66,000)
 Increase(decrease) in:
 Accounts payable                       2,957,000     1,846,000   (1,480,000)
 Restructuring Reserve                        ---      (605,000)     605,000
 Warranty allowance                        34,000        29,000      582,000
 Accrued legal settlement                (640,000)     (825,000)   1,590,000
 Accrued legal                           (217,000)      481,000          ---
 Dealer incentives                        220,000       221,000      269,000
 Other assets and liabilities            (300,000)      639,000      312,000

Net cash provided by
operating activities                      995,000     4,580,000      790,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment      (643,000)     (482,000)    (427,000)
Proceeds from sale of
property and equipment                  1,024,000           ---          ---
Net cash provided by (used in)
investing activities                      381,000      (482,000)    (427,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt              (28,000)      (28,000)     (28,000)
Repayments on short-term notes            (35,000)          ---          ---
Proceeds from exercise of stock options       ---       199,000          ---
Repurchase and retirement of stock            ---       (63,000)    (266,000)

Net cash provided by (used in)
financing activities                      (63,000)      108,000     (294,000)

NET INCREASE IN CASH                    1,313,000     4,206,000       69,000

BEGINNING CASH BALANCE                  5,017,000       811,000      742,000

ENDING CASH BALANCE                   $ 6,330,000   $ 5,017,000    $ 811,000

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Income taxes paid during the year     $ 4,056,000   $ 1,090,000    $ 696,000

Interest paid during the year         $   183,000   $   101,000    $ 259,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:

Loans to related parties for
stock option exercise                 $      ---    $  399,000     $    ---



             See accompanying notes to financial statements

                    REXHALL INDUSTRIES, INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities - Rexhall Industries, Inc. (the "Company") operates in one business segment to design, manufacture and sell Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities.

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

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and collections from customers. The allowance for bad debts is adjusted periodically based upon the Company's evaluation of historical collection experiences, industry trends and other relevant factors.

Inventories - Inventories are stated at the lower of cost or market value, determined using the first-in, first-out basis, or market. Costs include material, labor and applicable manufacturing overhead. Inventories consist of the following at December 31, 1999 and 1998:

                                                  1999               1998

     Raw materials                           $ 11,341,000       $ 7,593,000
     Work-in-Progress                           2,485,000         1,522,000
     Finished Goods                             2,678,000         3,659,000

     Total                                    $16,504,000       $12,774,000

Depreciation and Amortization - Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the assets, which range from 2 to 31.5 years.

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

Warranty Reserve Policy - The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines, power train and appliances, which are warranted separately by the suppliers. The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty expense was $1,386,000, $1,041,000 and $1,753,000 for the years ended
December 31, 1999, 1998, and 1997, respectively.

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

Earnings per Share - Basic earnings per share represents net earning divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock options, provided their impact is not anti-dilutive.

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

Recent Accounting Pronouncements - In June 1998, FASB issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Management has determined that the disclosure requirements from this statement will not impact the financial statements of the Company.

Fair Values of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, trade and other receivables, trade accounts payable and accrued expenses: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

Long-Term Debt: The fair value of the Company's long-term debt is estimated based on quotations made on long-term debt facilities with similar quality and terms.

Reclassifications - Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

The ceasing of manufacturing operations at the Elkhart facility was made in conjunction with the recently completed expansion of the California facility to accommodate the projected increase in production at the California plant. As a result of this repositioning, the Company determined that certain of fixed assets and inventories located at the Elkhart plant should be written down, resulting in a charge of approximately $937,000. Additionally, the Company recorded severance and other related costs relating to the closure of the Elkhart plant for approximately $105,000, which was included as a restructuring charge in the accompanying statements of operations for the year-ended December 31, 1997. As of December 31, 1999 and 1998, the Company had no remaining reserve relating to this restructuring.

Restructuring reserve at 12/31/97                           $605,000
Payments and asset write-downs
through December 31, 1998                                    605,000

Future cash outlay and charges                              $      0


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1999 and 1998:
                                        Useful Lives
                                        (In years)       1999        1998

Building and Land                        5, 31.5      4,381,000    4,094,000
Furniture, fixtures and equipment           2-7       1,490,000    1,332,000
Autos and trucks                            5-7         322,000      309,000
                                                      6,193,000    5,735,000
Less accumulated depreciation and amortization        1,440,000    1,216,000

Property and equipment, net                          $4,753,000   $4,519,000

4. LINES OF CREDIT

The Company has available a $3,500,000 revolving line of credit with a bank expiring on July 1, 2001. Under this line of credit, $220,000 has been set aside as an irrevocable standby letter of credit. The reference rate is the rate of interest publicly announced from time to time by the bank in San
Francisco.   At December 31, 1999, no amounts were outstanding under this line and $220,000 of standby letters of credit have been issued. All borrowings are collateralized by the Company's assets.

The Company has a line of credit with another chassis vendor, Ford Motor Credit Company ("FMCC"), with a $4,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (9.5% at December 31, 1999). All borrowings are secured by the Company's assets. The outstanding balances included in accounts payable at December 31, 1999 and 1998 were $7,145,000 and $2,986,000 respectively. The $3,145,000 over-advance at December 31, 1999 is currently being negotiated with FMCC. The Company is confident that this temporary over advance will be approved or this line expanded. The Company has adequate resources to pay down this amount to the borrowing limit if approval is not obtained.

5. LOANS TO RELATED PARTIES:

From time to time the Company makes loans to certain officers and key employees related to the exercise of stock options. During 1998, the Company advanced $399,000 to key employees under the Company's Incentive and Non-Statutory Stock Option Plan (The Plan). These loans are full recourse loans secured by the shares of common stock issued upon such exercise. The notes bear interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, as amended, subject to annual adjustments as approved by the Company's Compensation Committee (4.47% at December 31, 1999). Loans extended for the exercise of incentive stock options are netted against equity. The maturity date of the notes are March 20, 2003 and April 19, 2003 and are secured by a pledge of the shares purchased with proceeds of the notes under the Company's Plan. The number of options exercised under the Plan was 123,000 shares during the year ended December 31, 1998. No loans were made to officers during 1999.

6. LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998
consists of the following:                           1999         1998
Promissory note payable to the City of
Lancaster Redevelopment Agency,
240 monthly payments of $6,285
including principal and interest at 5.93%
per annum, note matures on October 2015.
The note is collateralized by land and building
with a net book value of approximately $940,000
at December 31, 1999.                              $768,000     $796,000
     Less: Current Portion                           31,000       29,000
     Long-Term debt                                $737,000     $767,000

Future annual minimum principal payments due on long-term debt
(including current portion) as of December 31, 1999 are as follows:

                 Year Ending December 31,

                                  2000               31,000
                                  2001               32,000
                                  2002               34,000
                                  2003               37,000
                                  2004               41,000
                               Thereafter           593,000
                                                   $768,000

The estimated fair value of long-term debt is $652,000 at December 31, 1999.

7.  INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                Years Ended December 31,
                           1999              1998            1997
Current:
   Federal              $2,884,000        $1,018,000     $  526,000
   State                   758,000           145,000        123,000
                         3,642,000         1,163,000        649,000
Deferred:
  Federal                  (89,000)          950,000     (1,347,000)
  State                      4,000           361,000       (379,000)
                           (85,000)        1,311,000     (1,726,000)

                        $3,557,000        $2,474,000    ($1,077,000)

The components of deferred tax assets (liabilities) at December 31, 1999 and 1998 are as follows:

                                          1999             1998
Current:
 Allowance for bad debts                 16,000           60,000
  Inventory reserves and unicap          88,000           25,000
  Warranty accrual                      237,000          222,000
  Dealer incentives                     195,000          101,000
  Reserve for self insurance            133,000          101,000
  Legal reserves                        164,000          239,000
 Other accrued liabilities               32,000           45,000
  State tax                             268,000          163,000
                                     $1,133,000        $ 956,000

Non Current:
  Depreciation                         (198,000)        (106,000)
Net deferred tax assets              $  935,000        $ 850,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income (loss) taxes (benefit) due to the following:

                                               Years Ended
                                               December 31,
                                   1999            1998               1997

Income (loss) before
income tax                     $ 8,859,000      $5,864,000       ($2,912,000)
Statutory federal
tax rate (benefit)                      34%             34%               34%

Expected tax
expense (benefit)                3,012,000       1,994,000          (990,000)
State taxes net
of federal effect                  500,000         334,000          (169,000)
Permanent differences               36,000           6,000             6,000
IRS audit resolution, primarily
State Tax deduction                    ---             ---           101,000
Write off of income
tax receivable                         ---         140,000               ---
Other adjustments                    9,000             ---            (5,000)

Provision for income
taxes (benefit)               $  3,557,000     $ 2,474,000       ($1,077,000)

8.  COMMITMENTS AND CONTINGENCIES

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company at dealer cost plus unpaid interest in the event of default by the dealer. To date repurchases have not resulted in significant losses. During 1999, 1998 and 1997 the Company repurchased approximately $1,973,000 $832,000 and $3,145,000 respectively, of motorhomes under these agreements. At December 31, 1999 and 1998, approximately $34,233,000 and $25,530,000 respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are approximately 3 states which require the repurchasing of motorhomes pursuant to their individual state laws.

Subsequent to December 31, 1999, the Company was notified that one of its significant customers has filed for bankruptcy. Management believes that the impact to the Company's financial position and results of operations for 1999 is not significant.

Litigation - The Company was sued by Bruce Elworthy and Anne B. Marshall (Elworthy and Marshall) in June 1995 in the Superior Court of the County of Los Angeles. The complaint alleged that a leveling system on a motorhome purchased from Rexhall was defective and caused damages to Elworthy and Marshall of $1,000,000 for medical expenses, loss of earnings, and pain and suffering. The Company believe that it has meritorious defenses against the Elworthy and Marshall claim and has vigorously defended itself against the claim. Rexhall prevailed in its defense with zero dollars being awarded to the Plaintiffs. The verdict is currently under appeal by the Plaintiffs. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position or result of operations, if Elworthy and Marshall were to prevail on its liability claims, a judgment on appeal in a material amount could be awarded against the Company.

The Company is a party to various claims, complaints and other legal actions that have arisen in the ordinary course of business. The Company believes that the outcome of such pending legal proceedings, in the aggregate will not have a material adverse effect on the Company's financial condition or result of operations, except as described in footnote 9, legal settlement.

9. LEGAL SETTLEMENT

Legal Settlement - The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California
has been settled on October 2, 1998.     Under the agreement Rexhall paid
$825,000 in cash, and issued one coupon per vehicle owned by members of the class of $1,250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. New vehicle coupons expire December 31, 2000 while service, parts and labor expired December 31, 1999. Coupons are redeemable at Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. The total number of vehicles owned by class members is estimated at approximately 5,000. The Company recorded a charge of $1,590,000 in 1997 relating to this settlement. During the fourth quarter of 1999, the Company released $604,000 of the settlement reserve due to less than expected coupon redemption rates. The December 31, 1999 the remaining accrual balance of $125,000 is for the remaining legal estimated settlement costs associated with the coupons still outstanding.

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

                                                                 Weighted
                            Number of    Range of Options        Average
                            Options      Prices per Share     Exercise Price
Outstanding options at
December 31, 1996            123,000       2.75 - 3.25             3.13
 Options exercised               ---            -                   ---
 Options canceled                ---            -                   ---
Outstanding options at
December 31, 1997            123,000       2.75 - 3.25             3.13
 Options exercised          (123,000)      2.75 - 3.25             3.13
 Options canceled                ---            ---                 ---
Outstanding options at
December 31, 1998 and 1999       ---            ---                 ---

All stock options under the Plan are granted at the fair market value of the Company's common stock at the grant date. No options were granted to employees during 1999 and 1998 or 1997. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost for the Plan has been recognized in 1999, 1998 or 1997.

No non-statutory stock options were granted under the stock plan during 1999, 1998 or 1997.

11. COMMON STOCK

In September 1999, the Company announced a 5% stock dividend of 150,488 shares issued on October 15, 1999 to shareholders of record as of September 15, 1999. The impact of this stock dividend has retroactively been recorded for all periods presented.

12.  SIGNIFICANT CUSTOMERS

The Company had one major customer RV World Productions aka RV Supercenter (five (5) Arizona locations) who accounted for 16% of the Company's net revenues during 1999. The Company had two major customers, RV World Productions a.k.a. RV Supercenter and Richardson's RV (five Arizona locations and three Southern California locations, respectively), who accounted for 14% and 11% respectively of the Company's net revenues during 1998. The Company had one major customer, RV World Productins a.k.a. RV Supercenter (five (5) Arizona locations), who account for 11% of the Company's sales during 1997.

13.  PROPERTY HELD FOR SALE

Property held for sale consisted of 12 acres of land in Elkhart, Indiana. A 97,000 square foot building resides on the property which used to house the Company's East Coast production facility. In fiscal 1997, the Company's Board of Directors adopted a formal plan of restructuring whereby the Company implemented a plan to cease production operations at this location. During 1998, the Company continued to operate a wholesale motorhome sales, warranty, and service operations at this location. During the year-ended December
31, 1998, the Company's Board of Directors approved a plan to sell the Elkhart property and facility in its entirety. The Elkhart land and facility are debt free with no mortgages on the property.

<page)

On December 17, 1999, the Company sold the Elkhart, Indiana manufacturing facility land and building for total consideration of $966,000, net of
executory costs.   The accompanying results of operations for the year ended
December 31, 1999 reflect the sale of such property and the resulting gain on sale of $577,000, net of executory costs. At December 31, 1999, the Company's customer service center in Elkhart, Indiana remains as available for sale. The facility has 1500 square feet of office space and a 3500 square foot warehouse area with a net book value of $131,000 as of December 31, 1999. The Company has evaluated the recoverability of this real estate and related building and has concluded that the appraised value of the assets exceeds the related book value. Accordingly, no impairment adjustment to the carrying value of the property has been recorded.

14.  INCOME (LOSS) PER SHARE

The following is a reconciliation of the basic and diluted income (loss) per share computation for the year 1999, 1998 and 1997 (in thousands):

                                             Year ended December 31,
                                      1999            1998            1997
Net income (loss) used
for basic and
diluted income per share             $5,302          $3,390         ($1,835)

Share of Common Stock and
Common Stock equivalents:

Weighted average shares used
in basic computation                  3,161           3,118           3,032

Weighted stock options                  ---              22             ---
Shares used in diluted computation    3,161           3,140           3,032

Income per share:
Basic                               $  1.68          $ 1.09         ($ 0.61)
Diluted                             $  1.68          $ 1.08         ($ 0.61)

During 1999, the Company issued a 5% stock dividend, resulting in the issuance of 150,488 share of common stock.

The impact of this stock dividend has been retroactively, recorded in the per share calculation for periods presented.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                Part III


Item 10.  Directors and Executive Officers of the Registrant.

The executive officers and directors of the Company and their ages as of March 31, 2000 are as follows:

Name                      Age    Positions Held                 Director Term

William J. Rex   (1) (2)  49     Chairman of the Board of        6/01/96 thru
                                 Directors, CEO  and President   5/31/00

Donald C. Hannay, Sr.     72     Vice President of Sales         6/01/96 thru
                                 and a Director                  5/31/00

Al J. Theis (4)           82    "Director Emeritus"              6/01/96 thru
                                                                 11/22/99

Robert A Lopez   (1) (2)  60     Director                        6/01/96 thru
                                                                 5/31/00

Frank A. Visco (1)        55     Director                       12/17/98 thru
                                                                5/31/00

Dr. Dennis K. Ostrom (3)  58     Director                       7/12/99 thru
                                                                5/31/00

Cheryl L. Rex             47     Corporate Secretary

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Dr. Dennis Ostrom was appointed to the Board of Directors July 12, 1999.
(4) Mr. Theis was appointed "Director Emeritus" on November 22, 1999.

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

    Mr. Theis joined the Company as its Chief Financial Officer and a member of the Board of Directors in August 1987. In February 1991, he resigned as Chief Financial Officer and began serving the Company as a consultant for financial matters and in development of global sales. From July 1984 until joining the Company, Mr. Theis was self-employed as a management consultant to recreational vehicles' industry manufacturers. From February 1982 until June 1984, Establishment Industries employed him, Inc. as Chief Financial Officer and Corporate Planner. Mr. Theis currently serves as "Director Emeritus" in an advisory capacity to the Board of Directors.

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

    Dr. Ostrom was elected to the Board of Directors on July 12, 1999. Dr. Ostrom received his BS, MS and Ph.D. degrees in Engineering from the University of California, Los Angeles. He majored in structural mechanics and dynamics. Dr. Ostrom is a Professional Civil Engineer in the State of California.

    Dr. Ostrom was employed by Southern California Edison Company from 1970 - 1996. His position was that of a Consultant. His job was formulating technical strategy and policy and relating the same to the California
Energy Commission, California Public Utilities Commission, Nuclear Regulatory Commission and local regulatory agencies.

    Dr. Ostrom has written several papers about risk management and how this relates to equipment purchasing and risk mitigation strategies, including insurance purchase decisions. While at Edison, he applied this expertise as a private consultant (with knowledge and consent of Edison) for other utilities and organizations, i.e., United States National Academics of Science and Engineering; Office of Technology Assessment, Congress of the United States; Coca Cola; Bonneville Power Authority; British Columbia Hydro; New Zealand Centre for Advanced Engineering; East Bay Municipal Utility District; Puget Sound and Power; Snohomish County Public Utility District; Central United States Earthquake Consortium; Tennessee Valley Authority; Eugene Water & Electric Board and Humbolt Bay Municipal Water District.

    From 1988 to present, Dr. Ostrom has been a member of the Board of Directors for Keysor Century, Inc., Saugus, California.

    Currently Dr. Ostrom is an ongoing consultant for San Diego Gas & Electric, Pacific Gas & Electric and Southern California Edison. In addition to his consulting work, Dr. Ostrum is the Planning Commissioner for the City of Santa Clarita.

    Mrs. Cheryl L. Rex is the Corporate Secretary and has been with Rexhall since 1986 serving in many different capacities. Mrs. Rex served as Administrative Operations Manager, in addition to being responsible for the interior design and decor of the motorhomes, as well as assisting in the production of the Company's product brochures.

Item 11. Executive Compensation.

Cash Compensation

    The following table sets forth certain information as to the five highest paid(1) of the Company's executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 1999:

                      SUMMARY COMPENSATION TABLE

                          Annual Compensation

                                                  Bonus
Name and                                          Accrued    Other Annual
Principal Position   Year  Salary    Bonus Paid   Non-Paid   Compensation (2)

William J. Rex       99    250,000    445,000     411,000         ---
                     98    250,000    295,000     310,000         ---
                     97    250,000    168,000         ---         ---

Donald C.
Hannay, Sr.          99     61,400    201,600      20,700         ---
V.P. of Sales
& Marketing          98     52,000    178,000         ---         ---
                     97     52,800    170,000         ---         ---

(1) Note: Only two executive officers received cash compensation in excess of $100,000.

(2) The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during 1999 did not exceed, as to any named officer, the lesser of $50,000 or 10% of the total 1999 salary and bonus paid to such named officer and, accordingly, is omitted from the table. These benefits included (i) reimbursement for medical expenses and
(ii) amounts allocated for personal use of a company-owned automobile provided to Mr. Rex.

Compensation Committee Report

     On August 1, 1996, the Company renewed for 5 years (expires July 31,
2001) an employment agreement with William J. Rex. The employment agreement provides for an annual salary of $250,000 plus a bonus determined monthly equal to 10% of income before bonus and taxes. Other executive officers are compensated based on the following factors as determined by the Board of
Directors: (1) the financial results of the Company during the prior year or sales commission, (2) compensation paid to executive officers in prior years,
(3) extraordinary performance during the year and (4) compensation of executive officers employed by competitors.

     Directors who are not Executive Officers are paid $500 per Board Meeting and there are three to four Board Meetings per year.

     The Company also has an incentive program under which it pays supervisory employees involved in the sales and production a cash bonus based on specific performance criteria. Committee members: William J. Rex, Robert
A. Lopez and Frank A. Visco.

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

     The exercise price of all stock options granted under the Option Plan must be at least equal to the fair market value of such shares on the date of grant, and the maximum term of each option may not exceed 10 years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must be not less than 110% of the fair market value on the date of grant and the maximum term of such option may not exceed five years. Stock appreciation rights are not authorized under the Option Plan.

     For the years ended December 31, 1999, 1998 and 1997, there were no options granted or canceled to key executives. At December 31, 1999 there were no options outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's Common Stock by (I) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,
(ii) each of the Company's directors beneficially owning Common Stock and
(iii) all of the Company's officers and directors as a group as March 28, 2000:

                                  Number of
Name of Beneficial Owner          Shares                    Percent of
Outstanding                       Beneficially              Shares at
or Identity of Group              Owned (1)                 March 31, 2000

William J. Rex (1).....            1,623,000                   51.3%
c/o Rexhall Industries
46147 7th Street West
Lancaster, California 93534

All Directors and
Officers as a Group (6 persons)    1,649,000                   52.2%

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock Shown as Beneficially owned by him, subject to applicable community property law.


Item 13. Certain Relationships and Related Transactions.

Robert A. Lopez, one of the Company's Directors, owns Nickerson Lumber, which sells the Company lumber at market rates and exceeds $200,000 per year.

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

         1)  Proxy Statement dated 1999
         2)  1999 Annual Report

(13.2)   Form 10Q is attached for 1st, 2nd, and 3rd quarter labeled (Exhibit
         13)

(22.0) Published report regarding matters submitted to vote (Proxy statement dated 1998)

(23.0)   Consent of experts and counsel.  See 1992 10KSB

(27.0)   Financial Data Schedule

(28.0) Copy of State Insurance Annual Report for year ended 12/31/98 labeled (Exhibit 28).

                                Signatures


   In accordance with Section 13 or a5(b) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



Rexhall Industries, Incorporated
(Registrant)



 By /S/ William J. Rex                By /S/ Richard K. Krueger
(Signature and Title)*               (Signature and Title)*
 William J. Rex,                      Richard K. Krueger,
 President, CEO & Chairman            Chief Accounting Officer
 Date: March 31, 2000                 Date: March 31, 2000


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.




By /S/William J. Rex
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: March 31, 2000



By /S/Donald C. Hannay, Sr.
(Signature and Title)*
Donald C. Hannay, Sr.
Vice President of Sales & Marketing
Director
Date: March 31, 2000



By /S/Robert A. Lopez
(Signature and Title)*
Robert A. Lopez
Director
Date: March 31, 2000




By /S/ Frank A. Visco
(Signature and Title)*
Frank A. Visco
Director
Date: March 31, 2000




By /S/ Dr. Dennis K. Ostrom
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: March 31, 2000