Form 10-Q
period 2000-03-31
REXHALL INDUSTRIES INC
filed 2000-05-12
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For Quarter Ended March 31, 2000        Commission file number: 0-17824


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

Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,160,850 as of 5/12/00.

                             REXHALL INDUSTRIES, INC.

                                     INDEX

PART 1 - FINANCIAL INFORMATION                             PAGE NUMBER

  Item 1.

  Condensed Financial Statements (Unaudited):

     Condensed Balance Sheets at March 31, 2000
     and December 31, 1999                                        3

     Condensed Statements of Operations for the
     three months ended March 31,2000
     and March 31, 1999                                           4

     Condensed Statements of Cash Flows for the
     three months ended March 31, 2000
     and March 31, 1999                                           5

     Notes to Condensed Financial Statements
     as of March 31, 2000                                         6

  Item 2.

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   9

  Item 3.

  Quantitative and Qualitative Disclosure about Market Risks     10

PART II - OTHER INFORMATION

     Repurchase Agreements                                       10

     Legal Proceedings                                           11

     Reports on Form 8-K: None                                   11

    Signatures                                                   12

                                           (Unaudited)          (Audited)
                                             March 31,           December
PART I - FINANCIAL INFORMATION                2000                 1999

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.  CONDENSED BALANCE SHEETS (Unaudited)

  ASSETS

  CURRENT ASSETS
    Cash                                   $  7,224,000          $ 6,330,000
    Accounts Receivable                       6,013,000            6,972,000
    Inventories                              15,164,000           16,504,000
    Deferred Income Taxes                     1,028,000            1,133,000
    Other Current Assets                        296,000              341,000
    Total Current Assets                     29,725,000           31,280,000

  Property and Equipment - Net                4,733,000            4,753,000

  Property Held for Sale                        127,000              131,000
  Other Assets                                   13,000               20,000

     TOTAL ASSETS                          $ 34,598,000         $ 36,184,000

  LIABILITIES & SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                      $   8,262,000         $ 10,915,000
    Warranty Allowance                          961,000            1,000,000
    Accrued Legal Settlement                     94,000              125,000
    Accrued Legal                               563,000              612,000
    Dealer Incentives                           933,000            1,050,000
    Other Accrued Liabilities                 1,033,000              497,000
    Accrued Compensation and Benefits           596,000              725,000
    Current Portion of Long-Term Debt            31,000               31,000
    Total Current Liabilities                12,473,000           14,955,000

    Deferred Income Tax Liabilities             137,000              198,000

    Long Term Debt, less current installments   730,000              737,000

     TOTAL LIABILITIES                       13,340,000           15,890,000

 SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares;
    No shares outstanding at
    December 31, 1999 and March 31, 2000             ---                 ---

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,161,000 at December 31,1999
    and at March 31, 2000                      6,788,000           6,788,000
   Loan receivable from exercise of options     (399,000)           (399,000)
    Retained Earnings                         14,869,000          13,905,000
     TOTAL SHAREHOLDERS' EQUITY               21,258,000          20,294,000
     TOTAL LIABILITIES &
     SHAREHOLDERS' EQUITY                   $ 34,598,000        $ 36,184,000

See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                            Three Months Ended

                                   March 31, 2000          March 31, 1999

Sales                               $ 20,664,000            $ 22,233,000

Cost of Sales                         17,361,000              18,094,000

Gross Profit                           3,303,000               4,139,000

Selling, General, Administrative
and Other Expenses                     1,648,000               2,044,000

Income Before Income Taxes             1,655,000               2,095,000

Income Taxes                             691,000                 836,000

Net Income                         $     964,000           $   1,259,000

Basic Net Income Per
Common Share (1)                   $         .31           $         .40

Diluted Net Income Per Common
and Equivalent Share (1)           $         .31           $         .40

Weighted Average
Shares Outstanding-Basic (1)           3,160,000               3,160,000

Weighted Average
Shares Outstanding - Diluted (1)       3,160,000               3,160,000



(1) Retroactively adjusted to give effect to 5% stock dividend of 150,488 shares in 1999.


See accompanying notes to condensed financial statements.

 PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
  (UNAUDITED)
                                                    2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                     $   964,000      $ 1,259,000
Adjustments to reconcile net income
to net cash provided by
Operating Activities:
Depreciation and Amortization                      120,000           67,000
Change in Deferred Income Taxes                     44,000          (47,000)
(INCREASE) DECREASE IN:
Accounts Receivable                                959,000         (197,000)
Inventories                                      1,340,000       (1,034,000)
Other                                               52,000            9,000
INCREASE (DECREASE) IN:
Accounts Payable                                (2,653,000)       1,118,000
Other Current Liabilities                          323,000          400,000
Dealer Incentives                                 (117,000)          17,000

   Net cash provided by operating activities     1,032,000        1,592,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities -
Additions to property and equipment                (95,000)        (220,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                         (7,000)          (6,000)
Repayment of short-term notes                      (36,000)             ---
   Net cash used in financing activities           (43,000)          (6,000)

NET INCREASE IN CASH                               894,000        1,366,000

BEGINNING CASH BALANCE                           6,330,000        5,017,000

ENDING CASH BALANCE                           $  7,224,000      $ 6,383,000


See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

  Item 1.

                        REXHALL INDUSTRIES, INC.

              Notes to the Condensed Financial Statements

                            March 31, 2000

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

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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


3. Detail of Inventory          March 31, 2000          December 31, 1999

    Raw Material                 $ 8,584,000               $11,341,000
    Work in Process                1,695,000                 2,485,000
    Finished Motorhomes            4,885,000                 2,678,000
        TOTAL                    $15,164,000               $16,504,000

4.  New Accounting Pronouncement:

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensations - an interpretation of APB Opinion No. 25 (FIN44). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new Interpretation is not expected to have a material impact upon the financial statements.

PART I - FINANCIAL INFORMATION

Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forward-Looking Statements" and should be read subject to the assumptions contained in the "Forward-Looking Statements".

Results of Operations

Comparison of the Three Months ended March 31, 2000 to the Three Months ended March 31, 1999

Revenues - 2000 Compared with 1999

Net revenues for the first quarter ended March 31, 2000 were $20,664,000 as compared to $22,233,000 for the first quarter in 1999. This represents a 7% decrease from the prior year. Units sold for the quarter ended March 31, 2000 were 289 as compared to 327 for the prior year quarter end. The decrease in revenues is primarily attributable to the bankruptcy of one of
the Company's significant customers located in Arizona.   Of the $13,400,000
in sales to the Arizona dealer during 1999, $8,870,000 came in the first quarter of 1999. First quarter 2000 sales to the Arizona dealer were $1,750,000, representing a decrease of $7,120,000 from the first quarter of 1999.

Cost of Sales - 2000 compared with 1999

Cost of Sales for the quarter ended March 31, 2000 were $17,361,000 compared to $18,094,000 for the first quarter of 1999 reflecting primarily the decrease in sales.

Gross Margins for the first quarter of 2000 was 16.0% as compared to 18.6% for the quarter ended March 31, 1999. The decrease in the gross profit percentage was due to the impact of the lost sales from the Arizona dealer and to marginal cost increases in each of the three major cost categories comprising direct costs. Direct labor, material and chassis costs were all higher in relation to the reduced revenue for the period. The sudden decrease in shipments in relation to the level of production contributed to the erosion of margins in the first quarter of 2000. Approximately 30% of sales for the period were from the Company's lower margin models, up 4% from 1999. The Company anticipates the margins to hold or improve, but there can be no assurance that this will happened due to the unknown nature of the impact of competition within the industry. See the discussion in Part II, Other Information.

Selling, General Administrative and Other Expenses-2000 compared with 1999

Selling, General and Administrative and Other Expenses decreased by approximately $396,000 from the first quarter of 1999 to the first quarter of 2000. Sales, selling, general administrative and other expenses decreased to 8% as a percentage of sales when compared to 9.2% for the quarter ended March 31, 1999. The 1.2% reduction was accomplished by maintaining many of the controllable fixed costs. Several of the costs that showed significant decreases in the quarter, including dealer incentives, were related to sales volume and do not necessarily relate to short term management controls and future savings. In addition, $200,000 in dealer incentives were reversed during the period ended March 31, 2000 as a result of various rebates no longer being a liability to the dealer which recently filed bankruptcy.

Income Before Taxes - 2000 Compared to 1999

Income tax expense was $691,000 for the quarter ended March 31, 2000 as
compared to $836,000 in the first quarter of 1999.    Income taxes are
provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of March 31, 2000, the Company had working capital of $17,252,000, compared to $16,325,000 at December 31, 1999. The $927,000 increase in working capital is primarily due to a $864,000 increase in cash and a $2,653,000 decrease in accounts payable, partially offset by a $1,340,000 decrease in inventories and $959,000 decrease in accounts receivable. The increase in cash is the result of the positive operating results and decrease in receivables. The decrease in inventory and accounts payable is due to a lower chassis allocation from Ford and fewer chassis ordered related to a decrease in sales orders.

As of March 31, 2000 the Company has a $3,500,000 line of credit with a bank which can be used for working capital purposes. The line expires on July 31, 2000. Under this line of credit, $343,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations
which regulates workmen's compensation insurance in California.   At March
31, 2000, no amounts were outstanding under the line of credit agreement.
The line of credit contains various covenants. The Company was in compliance with such covenants as of March 31, 2000.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $4,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (10% at March 31, 2000). All borrowings are secured by the Company's assets. The outstanding balance included in accounts payable at March 31, 2000 was $4,797,000. Management expects the temporary over-advance will be approved or the line expanded. The Company has adequate resources to pay down this amount to the borrowing limit if approval is not obtained.

Capital expenditures during the first quarter of 2000 were $95,000. Management anticipates an increase in the rate of capital expenditures for the remainder of 2000 related to refurbishment and expansion of the production facilities and related production equipment. The anticipated increases are expected when the Company begins construction of the new facility.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2000, including payments related to the legal settlement, stock repurchases and expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement or if needed, long-term financing on the new plant.

New Accounting Pronouncements

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensations - an interpretation of APB Opinion No. 25 (FIN44). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new Interpretation is not expected to have a material impact upon the financial statements.

Seasonality

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its sales in the second quarter and third quarter, consistent with the summer vacation season. This is consistent with industry trends.

Forward-Looking Statements

Our reports contain forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in material costs, and pricing and other pressures from substantially larger competitors, labor disruptions and adverse weather. Rexhall depends on independent dealers for its sales and lost of significant dealers may have an adverse impact on sales and profits. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and ready availability of motor fuel, rising interest rates can affect sales.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company's operations except for the impact of the Arizona dealer's bankruptcy, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which Management believes reduces the risk of interest rate fluctuation.

Part II - Other Information

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company, in some cases, at dealer cost plus unpaid interest in the event of default by the dealer. To date repurchases have not resulted in significant losses. During 1999, 1998 and 1997 the Company repurchased approximately $1,973,000 $832,000 and $3,145,000 respectively, of motorhomes under these agreements. At March 31, 2000 and December 31, 1999, approximately $35,000,000 and $34,233,000, respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are states which require the repurchasing of motorhomes pursuant to their individual state laws.

In March 2000, the Company was notified that one of its significant customers had filed for reorganization bankruptcy. The motorhomes guaranteed under the repurchase agreements with the dealer's flooring agents are estimated at $6,000,000 for approximately 81 units. Management believes that the impact to the Company's financial position and prospective operations should not be adversely affected in the long term and should become beneficial if the Company can establish more dealers in the Arizona market. Now that the state of Arizona is not exclusive territory and limited to this one dealership, the Company believes it has the opportunity to expand its dealer network throughout Arizona. The short-term impact has resulted in a decrease in the Company's sales in the first quarter of 2000. This dealer represented approximately 16% of sales in 1999 and the Company was expecting at least that for the first quarter 2000. The Company was caught with excess inventory at their plant because of the dealer's untimely filing of bankruptcy in the first quarter. The Company hopes to regain the lost sales in the third or fourth quarter. In the short-term, the repurchase and re-distribution of their existing product could adversely affect the Company. The Company hopes to re-establish the significant customer as a dealer while at the same time establishing a new dealer base throughout the entire state of Arizona. The Company hopes to accomplish this by the end of the second quarter of 2000. Management is currently working with the dealer and related flooring agents to assist him in selling units to retail customers. Through the date of this report, no units have been repurchased or idenified to be repurchased from this significant customer under the financial institutions repurchase agreements. If required to repurchase these units, management beleives it will be able to satifsfy its ongoing cash requirements through cash on hand and existing credit facilities.

Item 1- Legal Proceedings

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

The Company is a party to various claims, complaints and other legal actions that have arisen in the ordinary course of business. The Company believes that the outcome of such pending legal proceedings, in the aggregate will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. - Reports on Form 8-K

 a)  Reports on Form 8-K:  Filed May 1, 2000; Repurchase of Stock.

                             REXHALL INDUSTRIES, INC.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


          REXHALL INDUSTRIES, INC. by
                         (Registrant)





Date: May 12, 2000                 /S/William J. Rex
      William J. Rex
      Chairman, President and Chief Executive Officer



Date: May 12, 2000                /S/Richard K. Krueger
      Richard K. Krueger
      Controller