Form 10-Q
period 2000-06-30
REXHALL INDUSTRIES INC
filed 2000-08-14
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                              FORM 10-Q



           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For Quarter Ended June 30, 2000             Commission file number: 0-17824


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

                      Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,100,850 as of 8/10/00.

                         REXHALL INDUSTRIES, INC.

                                 INDEX

PART 1 - FINANCIAL INFORMATION                               PAGE NUMBER

  Item 1.

  Financial Statements (Unaudited):

     Condensed Balance Sheets at June 30, 2000                    3
     and December 31, 1999

     Condensed Statements of Earnings for the
     three and six months ended June 30, 2000
     and June 30, 1999                                            4-5

     Condensed Statements of Cash Flows
     for the six months ended June 30, 2000
     and June 30, 1999                                            6

     Notes to Condensed Financial Statements
     as of June 30, 2000                                          7-8

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                9-12

  Item 3.

     Quantitative and Qualitative Disclosure About Market Risk    12

PART II - OTHER INFORMATION

     Repurchase Agreements                                        12-13

     Subsequent Events                                            13

     Legal Proceedings                                            13

     Reports on Form 8-K                                          13

    Signatures                                                    14

                                              (Unaudited)
                                                June 30        December 31
PART I - FINANCIAL INFORMATION                    2000             1999

  Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.  CONDENSED BALANCE SHEETS

ASSETS

CURRENT ASSETS
  Cash                                        $ 5,414,000      $ 6,330,000
  Accounts Receivable                           4,501,000        6,972,000
  Inventories                                  15,962,000       16,504,000
  Deferred Income Taxes                           832,000        1,133,000
  Other Current Assets                            652,000          341,000
     Total Current Assets                      27,361,000       31,280,000

  Property and Equipment - Net                  4,652,000        4,753,000

  Property Held for Sale                          122,000          131,000
  Other Assets                                     54,000           20,000

     TOTAL ASSETS                             $32,189,000      $36,184,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                            $ 6,780,000      $10,915,000
  Warranty Allowance                              800,000        1,000,000
  Accrued Legal                                   500,000          737,000
  Dealer Incentives                               850,000        1,050,000
  Other Accrued Liabilities                       385,000          497,000
  Accrued Compensation and Benefits               306,000          725,000
  Current Portion of Long-Term Debt                31,000           31,000
      Total Current Liabilities               $ 9,652,000      $14,955,000

  Deferred Income Tax Liabilities                 152,000          198,000
  Long Term Debt, Less Current Installments       722,000          737,000

     TOTAL LIABILITIES                         10,526,000       15,890,000

SHAREHOLDERS' EQUITY
  Preferred Stock - no par value;
  Authorized 1,000,000 shares;
  No shares outstanding at
 June 30, 2000 and December 31, 1999               ---                ---

  Common Stock - no par value;
  Authorized 10,000,000 shares; issued and
  outstanding 3,111,000 shares June 30, 2000
  and 3,161,000 at December 31, 1999            6,498,000         6,788,000
  Loan receivable from exercise of options        (64,000)         (399,000)
  Retained Earnings                            15,229,000        13,905,000
     TOTAL SHAREHOLDERS' EQUITY                21,663,000        20,294,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $32,189,000       $36,184,000

          See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

Item 1. - Condensed Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)



                                               Three Months Ended
                                       June 30, 2000          June 30, 1999

Net Revenues                            $ 15,090,000           $ 20,937,000

Cost of Sales                             13,058,000             17,271,000

Gross Profit                               2,032,000              3,666,000

Selling, General, Administrative
Expenses and Other Expenses                1,377,000              1,572,000

Earnings Before Income Taxes                 655,000              2,094,000

Income Taxes                                 295,000                846,000

Net Earnings                           $     360,000           $  1,248,000

Basic and Diluted Earnings
 Per Share (1)                         $        0.11           $        .39

Weighted Average Shares Outstanding
 - Basic and Diluted (1)                   3,154,000              3,160,000



(1) Retroactively adjusted to give effect to 5% stock dividend of 150,488 shares in 1999.


            See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF EARNINGS
(UNAUDITED)


                                                 Six Months Ended
                                      June 30, 2000           June 30, 1999

Net Revenues                          $ 35,754,000            $ 43,170,000

Cost of Sales                           30,419,000              35,365,000

Gross Profit                             5,335,000               7,805,000

Selling, General, Administrative
Expenses and Other Expenses              3,025,000               3,616,000

Earnings Before Income Taxes             2,310,000               4,189,000

Income Taxes                               986,000               1,682,000

Net Earnings                          $  1,324,000            $  2,507,000

Basic and Diluted Earnings
 Per Share (1)                        $        .42            $        .79

Weighted Average Shares Outstanding
 -Basic and Diluted (1)                  3,154,000               3,160,000


(1) Retroactively adjusted to give effect to 5% stock dividend of 150,488 shares in 1999.


            See accompanying notes to condensed financial statements.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)



                                                   2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings                                   $ 1,324,000       $ 2,507,000
Adjustments to reconcile net earnings
to net cash provided by (used in)
Operating Activities:
Depreciation and Amortization                      246,000           138,000
Net change in deferred tax assets and liabilities  255,000          (232,000)
(INCREASE) DECREASE IN
Accounts Receivable                              2,471,000        (1,382,000)
Inventories                                        542,000        (4,154,000)
Other Assets                                      (295,000)          (55,000)
INCREASE (DECREASE) IN:
Accounts Payable                                (4,135,000)        2,802,000
Other Accrued and Current Liabilities             (562,000)          381,000
Dealer Incentives                                 (200,000)          165,000

Net cash (used in) provided
by operating activities                       $   (354,000)      $   170,000


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities
Additions to property and equipment               (186,000)         (395,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                        (15,000)          (13,000)
Repayment of short-term debt                       (71,000)              ---
Repurchase of common stock                        (290,000)              ---

Net cash used in financing activities             (376,000)          (13,000)

NET DECREASE IN CASH                          $   (916,000)       $ (238,000)

BEGINNING CASH BALANCE                           6,330,000         5,017,000

ENDING CASH BALANCE                           $  5,414,000       $ 4,779,000

PART I - FINANCIAL INFORMATION

Item 1.

                             REXHALL INDUSTRIES, INC.
                   Notes to the Condensed Financial Statements

                                  June 30, 2000

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

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for year ended December 31, 1999.

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

During the second quarter of 2000, the Company repurchased 50,000 common shares on the open market at an average cost of $5.80 per share. Subsequent to June 30, 2000, the Company repurchased an additional 10,000 shares on the open market at an average cost of $5.00 per share.


3. Detail of Inventory                   June 30, 2000     December 31, 1999

Raw Material                              $  7,571,000          $11,341,000
Work in Process                              1,499,000            2,485,000
Finished Motorhomes                          6,892,000            2,678,000
        TOTAL                              $15,962,000          $16,504,000

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

Results of Operations

Comparison of the Three Months ended June 30, 2000 and for the Three Months ended June 30, 1999

Revenues - 2000 Compared with 1999

Net Revenues for the second quarter ended June 30, 2000 were $15,090,000 compared to $20,937,000 for the same period prior year. This represents a 27.9% decrease from the comparable quarter in 1999. Net units sold for the second quarter 2000 were 205 compared to 309 in the second quarter 1999. The decrease in sales during the quarter is attributable to a general downturn in the motorhome market associated with the increase in fuel and interest costs. In addition to the adverse economic conditions, dealer inventory build-up and price competition, there was a $900,000 decrease in sales to the Arizona market compared to the second quarter of 1999 due to the bankruptcy of one of the Company's significant customers. In addition, 19 units at a cost of $1,310,000 were repurchased under the floorplan repurchase agreements related the Arizona dealership which declared bankruptcy in the first quarter of 2000. Based upon current market conditions as reflected in the Company's back-log, no significant change in the current downtrend is anticipated during the next two quarters independent of improved economic conditions affecting the industry. This is a forward-looking statement, and should be considered subject to the comments in the "Forward-Looking Statements".

Cost of Sales - 2000 compared with 1999

Cost of Sales for the second quarter 2000 were $13,058,000 compared to $17,271,000 for the second quarter of 1999, reflecting a decline in sales. Direct material costs per unit remained comparable to prior periods. Due to reduced production schedules, previous labor efficiencies eroded and fixed costs coverage adversely affected the cost ratio during the period.

Gross Profit decreased to 15% for the second quarter of 2000 compared to 18%
for the same period of 1999.   Management has made cost cuts in this area
including production layoffs and will continue to adjust staffing levels to the current production schedules. Gross Profit was also adversely effected
by the repurchase of units from the bankrupt Arizona dealer.    Due to the
price competition within the industry, there can be no assurances of significant improvement in Gross Profit.

Selling, General Administrative and Other Expenses-2000 compared with 1999

Selling, General Administrative and Other Expenses declined to $1,377,000 from $1,572,000 for the quarter ended June 30, 2000. When comparing selling, general, administrative and other expenses as a percentage of sales, the quarter ended June 30, 2000 is 9.1% versus 7.5% for the same quarter in the
prior year.   This decline is primarily the result of fixed costs being
spread over a lower base of sales.

Income Taxes - 2000 compared with 1999

Income tax expense was $295,000 for the quarter ended June 30, 2000 as compared to $846,000 in the second quarter of 1999. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Results of Operations

For the Six Months ended June 30, 2000 and for the Six Months ended June 30
1999

Revenues - 2000 Compared with 1999

Net Revenues for the six months ended June 30, 2000, totaled $35,754,000 compared to $43,170,000 for the same period in 1999. This represents a 17.2% decrease from the prior year. Net units sold for the six months ended June 30, 2000 were 494 compared to 636 for the same period in the prior year. The 142 decrease in units sold for the six months ended June 30, 2000 is a 22% decrease in shipments compared to the same period in 1999. The decrease in revenues is primarily attributable to the bankruptcy of one of the Company's significant customers located in Arizona and poor economic conditions effecting the industry. Of the $13,400,000 in sales to the Arizona dealer during 1999, $9,729,000 came in the first and second quarters of 1999.
During the first six months of 2000, sales to the Arizona dealer were $1,750,000, representing a decrease of $7,979,000 from the first half of 1999. During the quarter 19 Arizona units at a cost of $1,310,000 were repurchased and returned to inventory. In addition to the adverse affect of the Arizona dealers bankruptcy, general economic conditions impacting the Company's segment of the Class A motorhome market added to the decline in sales during the second quarter. No immediate improvement is anticipated. This is a forward-looking statement, and should be considered subject to the comments in the "Forward-Looking Statements".


Costs of Sales - 2000 compared with 1999

Cost of Sales as a percentage of sales for the six months ended June 30, 2000 were $30,419,000 compared to $35,365,000 for the same period in 1999,
primarily due to the decline in sales.   There have been no significant
changes in unit costs for material or labor.

Gross Profit declined to 15% for the six months ended June 30, 2000 as
compared to 18.1% for the same period in the prior year.   The erosion in
margin is due to the decline in sales and production at a time when net revenues were impacted by the repurchase of nineteen Arizona dealer units. Even with cost cutting that has been implemented, there are no assurances that the loss in margin can be regained in the near term given the current intense competition within the industry.

Selling, General Administrative and Other Expenses - 2000 compared to 1999

Selling, General Administrative and Other Expenses decreased by $591,000 for the six months ended June 30, 2000 when compared to the same period in 1999.

The percentage of sales for the six months ended June 30, 2000 was 8.5% compared to 8.4% for the same period in the prior year. Administrative bonuses and dealer incentives, along with a decrease in warranty expense were the major portions of the dollar decrease for the six months ended June 30, 2000. As a percentage of sales, expenses have not decreased in relation to revenues.

Income Taxes - 2000 compared with 1999

Income tax expense was $986,000 for the six months ended June 30, 2000 as compared to $1,682,000 in the comparable period of 1999. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of June 30, 2000, the Company had working capital of $17,709,000 compared to $16,325,000 at December 31, 1999. The $1,384,000 increase in working capital is primarily due to a $4,135,000 decrease in accounts payable partially offset by a $542,000 decrease in inventories and a $2,471,000 decrease in accounts receivable.

As of June 30, 2000 the Company has a $3,500,000 line of credit with a bank which can be used for working capital purposes. The line expires on July 1, 2001. Under this line of credit, $343,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At June 30, 2000, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of June 30, 2000.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $4,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (10.75% at June 30, 2000). All borrowings are secured by the Company's assets. The outstanding balance included in accounts payable at June 30, 2000 was $4,180,000. The over-advance is temporary. The Company has adequate resources to pay down this amount to the borrowing limit.

Capital expenditures during the first six months of 2000 were $186,000. Management anticipates capital expenditures for the remainder of the 2000 to be $2,000,000 for purchase and completion of the Arizona property and refurbishment of certain production facilities and production equipment.

Cash flows from financing activities for the first six months ended June 30, 2000 consists principally of stock repurchases of $290,000. The Company will buy back stock in the open market from time to time when the market price is deemed to be appropriate by management. Future repurchases of common stock for the remainder of 2000 is not expected to be significant.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2000, including payments related to the legal settlement and expansion plans at the California and Arizona facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

New Accounting Pronouncement:

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensations - an interpretation of APB Opinion No. 25 (FIN44). This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to re-pricing and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new Interpretation is not expected to have a material impact upon the financial statements.

Seasonality

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its sales in the second quarter and third quarter, consistent with the summer vacation season. This is consistent with industry trends, although in this quarter other factors have acted to counter the normal seasonal trend towards increased sales.

Forward-Looking Statements

Our reports contain forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in material costs, and pricing and other pressures from substantially larger competitors, labor disruptions and adverse weather. Rexhall depends on independent dealers for its sales and the loss of significant dealers may have an adverse impact on sales and profits. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and ready availability of motor fuel. More recently, the sharp increase in fuel prices has resulted in an unprecedented and corresponding decline in sales.
A subsequent decline in fuel prices may not reverse the downward trend during this fiscal year.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company's operations, except for the impact of the Arizona dealer's bankruptcy, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which Management believes reduces the risk of interest rate fluctuation. This disclosure should be read together with the comments in the "Forward-Looking Statements".

Part II - Other Information

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company, in some cases, at dealer cost plus unpaid interest in the event of default by the dealer. To date repurchases have not resulted in significant losses, although no assurance can be given that the recent repurchases from the Arizona dealer will be resold without sustaining such losses. During 1999, 1998 and 1997 and the six months ended June 30, 2000, the Company repurchased approximately $1,973,000, $832,000, $3,145,000 and $2,700,000 respectively, of motorhomes under these agreements. At June 30, 2000 and December 31, 1999, approximately $27,000,000 and $34,233,000, respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are states which require the repurchasing of motorhomes pursuant to their individual state laws.

In March 2000, the Company was notified that one of its significant customers had filed for reorganization bankruptcy. The motorhomes guaranteed under the repurchase agreements with the dealer's flooring agents are estimated at $3,000,000 for approximately 52 units in the dealers inventory at June 30, 2000. Management believes that the impact to the Company's financial position and prospective operations should not be adversely affected in the long term and should become beneficial if the Company can establish more dealers in the Arizona market. Now that the state of Arizona is not exclusive territory and limited to this one dealership, the Company believes it has the opportunity to expand its dealer network throughout Arizona. The short-term impact has resulted in a decrease in the Company's sales in the first half of 2000. This dealer represented approximately 16% of sales in 1999 and the Company was expecting at least that for the first half of 2000. The Company continues to carry excess inventory at their plant because of the dealer's untimely filing of bankruptcy in the first quarter.

The Company has made significant progress toward establishing a new dealer
base in Arizona by the end of August 2000.   Management is currently working
with the dealer and related flooring agents to assist him in selling units to retail customers. Through the date of this report, 19 units have been repurchased or accrued for repurchase by Rexhall and another 12 sold. In addition to the 11 units required to be repurchased in August and which have been accrued for at $733,000 at June 30, 2000, the Company is negotiating for the repurchase of an additional 30 units from one of the flooring sources at favorable terms. Upon completion of the August 2000 transaction, approximately 22 units will remain in the Arizona dealers inventory. No additional units have been identified to be repurchased from this significant customer under the financial institutions' repurchase agreements. If required to repurchase these units, management believes it will be able to satisfy its ongoing cash requirements through cash on hand and existing credit facilities. This paragraph and section should be read together with the comments in the "Forward-Looking Statements".

Subsequent Event- On July 17, 2000, the Company purchased property and a partially constructed commercial building and all related "improvements" in Arizona. The purchase price for the property, not to exceed $800,000, of which $742,500 was paid at closing in addition to a $50,000 escrow deposit made in the second quarter. The Company will also fund the completion of the commercial building and related improvements , not to exceed $450,000 and shall be paid in a series of progress payments to be determined by mutual written agreement of Buyer and Seller.

The property is located in Mesa, Arizona and is the future site for motorhome sales and service for the remaining inventory of the bankrupt Arizona dealership and future shipments as to be determined.

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





REXHALL INDUSTRIES, INC. by
(Registrant)




Date:                                         /s/William J. Rex
          William J. Rex
          Chairman, President and
          Chief Executive Officer

Date:                                        /s/Richard K. Krueger
          Richard K. Krueger
          Controller