Form 10-Q
period 2000-09-30
REXHALL INDUSTRIES INC
filed 2000-11-14
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934



  For Quarter Ended September 30, 2000    Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,069,000 as of 11/9/00.

                         REXHALL INDUSTRIES, INC.

                                   INDEX

PART 1 - FINANCIAL INFORMATION                            PAGE NUMBER

 Item 1.

 Financial Statements (Unaudited):

    Condensed Balance Sheets at September 30, 2000
    and December 31, 1999                                         3

    Condensed Statements of Earnings for the
    three and nine months ended September 30,2000
    and September 30, 1999                                        4-5

    Condensed Statements of Cash Flows
    for the nine months ended September 30, 2000
    and September 30, 1999                                        6

    Notes to Condensed Financial Statements
    as of September 30, 2000                                      7-8

  Item 2.

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                 9-11

 Item 3.

    Quantitative and Qualitative Disclosure about Market Risks    11

PART II - OTHER INFORMATION

   Repurchase Agreements                                          12

   Property Acquisition                                           12

   Legal Proceedings                                              13

   Reports on Form 8-K                                            13

   Signatures                                                     14

                                             (Unaudited)
                                              September 30     December 31
PART I - FINANCIAL INFORMATION                    2000            1999

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.  CONDENSED BALANCE SHEETS

  ASSETS

  CURRENT ASSETS
    Cash                                     $  4,267,000     $  6,330,000
    Accounts Receivable                         4,129,000        6,972,000
    Inventories                                17,853,000       16,504,000
    Other Current Assets                          239,000          341,000
    Deferred Income Taxes                         842,000        1,133,000
         Total Current Assets                  27,330,000       31,280,000

    Property and Equipment - Net                5,588,000        4,753,000

    Property Held for Sale                        116,000          131,000
    Other Assets                                    7,000           20,000

           TOTAL ASSETS                      $ 33,041,000     $ 36,184,000

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                        $   7,383,000     $ 10,915,000
    Warranty Allowance                            800,000        1,000,000
    Accrued Legal                                 450,000          737,000
    Dealer Incentives                             900,000        1,050,000
    Other Accrued Liabilities                     416,000          497,000
    Accrued Compensation and Benefits             305,000          725,000
    Current Portion of Long-Term Debt              32,000           31,000
          Total Current Liabilities          $ 10,286,000     $ 14,955,000

    Deferred Income Tax Liabilities                71,000          198,000
    Long-Term Debt, Less Current Installment      714,000          737,000

     TOTAL LIABILITIES                         11,071,000       15,890,000

  SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; No
    shares outstanding at September 30, 2000
    and December 31, 1999                           ---               ---

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,071,000 shares at September 30, 2000
    and 3,161,000 shares at
    December 31, 1999                           6,304,000        6,788,000
    Loan receivable from exercise of options      (61,000)        (399,000)
    Retained Earnings                          15,727,000       13,905,000
           TOTAL SHAREHOLDERS' EQUITY          21,970,000       20,294,000

           TOTAL LIABILITIES
             AND SHAREHOLDERS' EQUITY        $ 33,041,000     $ 36,184,000

        See accompanying notes to condensed financial statements

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS
  (UNAUDITED)


                                             Three Months Ended
                                  September 30, 2000      September 30, 1999

Net Revenues                          $ 12,646,000            $ 20,590,000

Cost of Sales                           10,047,000              16,574,000

Gross Profit                             2,599,000               4,016,000

Selling, General, Administrative
Expenses and Other Expenses              1,716,000               1,956,000

Earnings Before Income Taxes               883,000               2,060,000

Income Taxes                               385,000                 809,000

Net Earnings                          $    498,000            $  1,251,000

Basic and Diluted Earnings
  Per Share (1)                       $       0.16            $       0.40

Weighted Average
Shares Outstanding -
  Basic and Diluted (1)                  3,096,000               3,160,000


(1) Retroactively adjusted to give effect to 5% stock dividend of 150,488 in 1999.


      See accompanying notes to condensed financial statements

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS
  (UNAUDITED)


                                            Nine Months Ended
                                 September 30, 2000     September 30, 1999

Net Revenues                        $ 48, 400,000           $ 63,760,000

Cost of Sales                          40,466,000             51,939,000

Gross Profit                            7,934,000             11,821,000

Selling, General, Administrative
Expenses and Other Expenses             4,741,000              5,572,000

Earnings Before Income Taxes            3,193,000              6,249,000

Income Taxes                            1,371,000              2,491,000

Net Earnings                        $   1,822,000          $   3,758,000

Basic and Diluted Earnings
   Per Share (1)                    $        0.58          $        1.19

Weighted Average
Shares Outstanding -
  Basic and Diluted (1)                 3,144,000              3,160,000


(1) Retroactively adjusted to give effect to 5% stock dividend of 150,488 shares in 1999.


        See accompanying notes to condensed financial statements

PART I - FINANCIAL INFORMATION

  Item 1. - Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Earnings                                    $ 1,822,000     $ 3,758,000
Adjustments to reconcile net earnings to net cash provided by (used in) Operating Activities:
Depreciation and Amortization                       372,000         234,000
Loss on sale of fixed assets                            ---           5,000
Net change in deferred tax assets and liabilities   164,000         (64,000)
(INCREASE) DECREASE IN:
Accounts Receivable                               2,843,000      (2,681,000)
Inventories                                      (1,349,000)     (5,972,000)
Other Assets                                        115,000        (327,000)
INCREASE (DECREASE) IN:
Accounts Payable                                 (3,531,000)      3,386,000
Other Accrued and Current Liabilities              (580,000)       (261,000)
Dealer Incentives                                  (150,000)        122,000

Net cash used in operating activities              (294,000)     (1,800,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment              (1,192,000)       (581,000)
Proceeds from the sale of fixed assets                  ---          59,000
Net cash used in investing activities            (1,192,000)       (522,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                         (22,000)        (21,000)
Repayment of short-term debt                        (71,000)            ---
Repurchase of common stock                         (484,000)            ---

Net cash used in financing activities              (577,000)        (21,000)

NET DECREASE IN CASH                             (2,063,000)     (2,343,000)

BEGINNING CASH BALANCE                            6,330,000       5,017,000

ENDING CASH BALANCE                             $ 4,267,000     $ 2,674,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID DURING THE YEAR FOR

   Interest                                     $   147,000     $    84,000
   Income Taxes                                   2,900,000       2,900,000

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:


   Repayment of loans receivable through
     cancelation of bonus liability           $     337,000            ---

PART I - FINANCIAL INFORMATION

  Item 1.

                         REXHALL INDUSTRIES, INC.
                Notes to the Condensed Financial Statements

                             September 30, 2000

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

During the nine months ended September 30, 2000, the Company repurchased 90,000 common shares on the open market at an average cost of $5.38 per share.

3. Detail of Inventory              September 30, 2000  December 31, 1999

    Raw Material                       $   6,728,000       $ 11,341,000
    Work in Process                        1,783,000          2,485,000
    Finished Motorhomes                    9,342,000          2,678,000

               TOTAL                   $  17,853,000       $ 16,504,000

4.  New Accounting Pronouncement:

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensations - an interpretation of APB Opinion No.25 (FIN44). This Interpretation provides guidance for issues that have arisen in applying
APB Opinion No.25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new Interpretation did not have a material impact upon the financial statements.

PART I - FINANCIAL INFORMATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forwarding Looking Statements" and should be read subject to the assumptions contained in the "Forward Looking Statements".

Results of Operations

For the Three Months ended September 30, 2000 and for the Three Months ended September 30, 1999

Revenues - 2000 compared with 1999

Net Revenues were $12,646,000 for the third quarter ended September 30, 2000 compared to $20,590,000 for the same quarter in the prior year. The third quarter sales in 2000 represented a 38.6% decrease from the comparable quarter of 1999. Net units sold for the third quarter 2000 were 171 as compared to 307 for the same period of 1999. The decrease in sales is attributable to the decrease in net units sold resulting from the general downturn in the motorhome market associated with the increase in fuel and interest costs. In addition, during the third quarter of 2000, 30 units at a cost of $1,748,000 were repurchased under the floorplan repurchase agreements relatede to the Arizona dealership which declared bankruptcy in the first quarter of 2000. Since such units were not required to be repurchased under the repurchase agreements, the company was able to negotiate favorable repurchase terms. Third quarter 1999 sales to the Arizona dealer that declared bankruptcy were not significant.

Cost of Sales - 2000 compared with 1999

Cost of Sales for the third quarter of 2000 were $10,047,000 compared to $16,574,000 for the third quarter of 1999 reflecting the decline in sales. The Company has made efforts to control variable costs during this period.

Gross Profit as a percentage of sales was 20.5% for the quarter ended September 30, 2000 as compared to 19.5% for the same period in the prior year. The improvement in margin is primarily attributable to inefficiencies experienced with the introduction of the millennium edition motorhome during the third quarter of 1999 which were not experienced during the third quarter of 2000. The Company will continue to tryand improve the Gross Profit, however, there can be no assurance due to the unknown nature of competitors within the industry.

Selling, General, Administrative and Other Expenses-2000 compared with 1999

Selling, General, Administrative and Other Expenses decreased by approximately $240,000 between the third quarter ended September 30, 2000 and 1999, respectively. This decline is primarily due to a reduction in bonuses and dealer incentives, partially offset by increased advertising costs. When comparing selling,general, and administrative and other expenses as a percentage of sales, the quarter ended September 30,2000 is 13.5% versus 9.5% for the same quarter in the prior year. The decline is primarily the result of fixed costs being spread over a lower base of sales.

Income Taxes - 2000 compared with 1999

Income tax expense was $385,000 for the quarter ended September 30, 2000 as compared to $809,000 in the third quarter of 1999. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the period. The effective tax rate is subject to ongoing review and evaluation by management.

Results of Operations

For the Nine Months ended September 30, 2000 and for the Nine Months ended September 30, 1999

Net Revenues - 2000 compared with 1999

For the nine months ended September 30, 2000, net revenues were $48,400,000 compared to $63,760,000 for the same period in the prior year. This $15,360,000 shortfall represents a 24.1% decrease from the prior year. Net units sold for these periods were 664 and 952, respectively. On a percentage
basis, net units sold decreased by 30.0%.   The substantial decrease in
revenues is primarily attributed to the bankruptcy of one of the Company's significant customers located in Arizona and poor economic conditions effecting the industry. Sales to this dealer through the nine month period in 1999 were $9,800,000. Sales to the Arizona dealer in 2000 were less than $2,000,000. In addition, the Company repurchased 49 units from the Arizona dealer at a cost of $3,060,000.

Costs of Sales - 1999 compared with 1998

Cost of Sales for 2000 were $40,466,000 compared to $51,939,000 for 1999, reflecting the decline in sales.

Gross Profit was 16.4% for the nine months ended September 30, 2000 compared
to 18.5% for the same period in the prior year.   The erosion in margin is
due to the decline in sales and production at a time when net revenues were impacted by the repurchase of 49 Arizona dealer units. The Company's efforts to improve sales in Arizona, improve production efficiencies and aggressively institute price changes in the product line, should have a positive impact on product margins. The Company continues to explore avenues to improve gross profit, however, there can be no assurance that gross profit will improve due to the unknown nature of competitors within the industry.

Selling, General Administrative and Other Expenses - 2000 compared to 1999

Selling, General Administrative and Other Expenses were $4,741,000 and $5,572,000 for the nine months ended September 30, 2000 and 1999, respectively. The percentage of sales for the nine months ended
September 30, 2000 is 9.8% compared to 8.7% for the same period in 1999. The decrease in actual costs is attributable to a decrease in administrative bonuses, warranty costs, and sales allowances offset by an increase in advertising costs. The increase in costs as a percentage of sales in primarily the result of fixed costs being spread over a lower base of sales.

Income taxes - 2000 compared with 1999

Income taxes for the nine months ended September 30, 2000 were $1,371,000 as
compared to $2,491,000 for the same period in the prior year.   Income taxes
are provided based upon the estimated effective rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied internally on generated funds, trade credit and debt to finance its operations and expansion. As of September 30, 2000 the company had working capital of $17,043,000 compared to $16,325,000 at December 31, 1999. The $718,000 increase in working capital is primarily due to a $1,349,000 increase in inventories, a $3,531,000 decrease in accounts payable, a decrease in accrued liabilities of $730,000 offset by a $2,843,000 decrease in accounts receivable. The cash position decreased by $2,063,000 primarily due to funding the partial repurchase of Arizona units of $1,240,000 and the acquisition of the property in Mesa, Arizona, along with the repurchase of 90,000 shares of common stock for $484,000. Payments through September 30, 2000 related to the Arizona property totaled $993,000.

As of September 30, 2000 the Company has a $3,500,000 line of credit with a bank which can be used for working capital purposes. The line expires on July 1, 2001. Under this line of credit, $343,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At September 30, 2000, no amounts were outstanding under the line of credit agreement.
The line of credit contains various covenants. The Company was in compliance with such covenants as of September 30, 2000.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (10.5% at September 30, 2000). All borrowings are secured by the Company's assets. The outstanding balance included in accounts payable at September 30, 2000 was $3,500,000.

Capital expenditures during the first nine months of 2000 were $1,192,000. Management anticipates capital expenditures for the remainder of the 2000 to be $250,000 for refurbishment and expansion of certain production facilities, production equipment and the completion of the Arizona facility.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2000, including payments related to the repurchase of the Arizona dealer units and expansion plans at the California and Arizona facilities, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

New Accounting Pronouncement:

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44,Accounting for Certain Transactions involving Stock Compensations - an interpretation of APB Opinion No.25 (FIN44). This Interpretation provides guidance for issues that have arisen in applying
APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12,2000. The new Interpretation did not have a material impact upon the financial statements.

Seasonality

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its sales in the second quarter and third quarter, consistent with the summer vacation season. This is consistent with industry trends, although in this quarter other factors have acted to counter the normal seasonal trend towards increased sales.

Forward-Looking Statements

Our reports contain forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical, and the timing of the business cycle cannot be predicted. Its business is also subject to increases in material costs, and pricing and other pressures from substantially larger competitors, labor disruptions and adverse weather. Rexhall depends on independent dealers for its sales and the loss of significant dealers may have an adverse impact on sales and profits. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and ready availability of motor fuel. More recently,the sharp increase in fuel prices has resulted in an unprecedented and corresponding decline in sales.
A subsequent decline in fuel prices may not reverse the downward trend during this fiscal year.

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

Part II - Other Information

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company, in some cases, at dealer cost plus unpaid interest in the event of default by the dealer. To date repurchases have not resulted in significant losses. Tfhe recent repurchases from the Arizona dealers are expected to be resold without sustaining significant losses. During 1999, 1998 and 1997 and the nine months ended September 30, 2000, the Company repurchased approximately $1,973,000 $832,000, $3,145,000 and $3,138,000 respectively, of motorhomes under these agreements. At September 30, 2000 and December 31, 1999, approximately $22,000,000 and $34,233,000, respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are states which require the repurchasing of motorhomes pursuant to their individual state laws.

In March 2000, the Company was notified that one of its significant customers had filed for reorganization bankruptcy. Through the date of this report, the Company has committed to repurchase forty-nine units at a cost of $3,060,000. In addition to the eight units repurchased in the second quarter, forty-one units were accrued for during the nine months ended September 30, 2000. To date $1,828,000 of the repurchase amount has been paid. No additional units have been identified for repurchase from this dealer under the financial institutions repurchase agreements. Management believes it will be able to satisfy its ongoing cash requirements through cash on hand and existing credit facilities. Management believes that the impact to the Company's financial position as a result of the bankruptcy has been absorbed as of the third quarter of 2000. Prospective operations are not expected to be adversely affected in the long term and may become beneficial to the Company as additional dealers generate a presence in the Arizona market. The short-term impact has resulted in a decrease in the Company's sales and gross profit in 2000. This dealer represented approximately 16% of sales in 1999 and the Company was expecting at least that for the first half of 2000. The Company continues to carry excess inventory at their plant because of the dealer's untimely filing of bankruptcy in the first quarter.

Flooring sources retained ownership of thirty-two units which were subject to interest charges totaling $45,000 for July through September. Twenty units remained subject to interest at September 30, 2000.

Property Acquisition - On July 17, 2000, the Company purchased property and a partially constructed commercial building and all related "improvements" in Arizona. The purchase price for the property, $794,000. The Company will also fund the completion of the commercial building and related improvements, not to exceed $450,000. These payments shall be paid in a series of progress payments to be determined by mutual written agreement of Buyer and Seller. The Company paid $200,000 in September 2000 and $50,000 in October 2000 with completion expected in November 2000.

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

Item 2. - Reports on Form 8-K

 a)  Reports on Form 8-K:    Filed May 1, 2000; Repurchase of Stock.

                         REXHALL INDUSTRIES, INC.


                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.




   REXHALL INDUSTRIES, INC. by
   (Registrant)





Date:  November 14, 2000
/s/William J. Rex
William J. Rex
Chairman, President and
Chief Executive Officer

Date:  November 14, 2000
/s/Richard K. Krueger
Richard K. Krueger
Controller