Form 10-K
period 2000-12-31
REXHALL INDUSTRIES INC
filed 2001-04-02
CIK 850476

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 -------
                                FORM 10-K
(Mark One)
[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

               For the fiscal year ended December 31, 2000
                                  OR
           [ ]Transition report pursuant to section 13 or 15(d) of the
             Securities Exchange Act of 1934 [No fee required]
                          (No fee required)

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

                                    Yes  x  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 29, 2001 the aggregate market value of voting stock held by
non-affiliates was approximately $6,689,500.   Shares of common stock held
by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. Total shares of common stock held by those deemed to be affiliates at March 29, 2001 totaled 1,649,000. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 29, 2001 there were 3,057,350 shares of the Registrant's common stock outstanding.

PART I

Item 1. Business

     Rexhall Industries, Inc. (the "Company") designs, manufactures and sells Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and
outdoor activities.   In June 2000, the Company incorporated a wholly-owned
subsidiary, Price I, Inc., dba, Price One RV, to operate a retail dealership for Class A motorhomes and other similar products. As used herein, the "Company" refers to Rexhall Industries, Inc. and subsidiary and the predecessor partnership.

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

Industry Source of Information: Recreation Vehicle Industry Association in Reston, Virginia

     The following table sets forth comparisons of units and dollar sales of all recreational vehicles and Class A motorhomes in the United States compared with units and dollar sales of the Company during the years ended December 31, 1998, 1999 and 2000:


                                    % Change                     % Change
                          Unit      From Prior    Revenues       From Prior
                          Sales     Year          (000)          Year

Total Recreational Vehicles
              2000       418,300    -11.7%       11,055,173        -11.2%
              1999       473,800      7.4%       12,452,384         20.5%
              1998       441,300       .6%       10,337,006          6.6%

Class A Motorhomes
              2000        41,000    -17.0%        3,854,123        -12.3%
              1999        49,400     15.2%        4,394,722         35.2%
              1998        42,900     14.1%        3,249,846         23.6%

Rexhall Industries, Inc.
              2000           861    -31.1%           65,175        -23.1%
              1999         1,249     11.3%           84,739         17.3%
              1998         1,122      3.7%           72,254         14.7%

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

     Suggested retail prices of Aerbus, Rexair, or RoseAir models with standard equipment range from $75,000 to $148,000 and fully equipped with available options from $82,000 to $175,000. Suggested retail prices for the Vision and American Clipper models (entry level) with standard equipment range from approximately $70,000 to $88,000 (add $3,000 with available options). Anthem diesel models range from $99,000 to $105,000 with standard equipment, and with available options from $110,000 to $130,000. In 2000, the Company introduced two new entry level diesel products, the American Clipper ES and the Vision ES diesel pushers. The initial marketing strategy dictated an MSRP of $89,965 with no optional equipment available.

Specialty Vehicles

     In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users from the disabled to mobile command posts
for police and fire departments and even mobile classrooms.   During 2000,
1999, and 1998, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no intention of phasing out its specialty vehicle business, it anticipates that such business will constitute a low percentage of the Company's overall revenues in the future.

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

     The Company operated one production shift, producing an average of 83 units per month during 2000. Total gross units produced in 2000 was 993 units. Increases in production can be achieved at a relatively low incremental cost on the existing production shift by increasing the number of production employees.

Raw Materials and Chassis

     The principal raw materials used in the manufacturing process are steel, fiberglass, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

     The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front engine chassis from Ford Motor Company (Ford) and Workhorse Custom Chassis, LLC (formerly, part of GM Corporation). Rear engine pushers are purchased from Spartan Motors. The Company acquires Ford products under a converters agreement which is used by the Company to purchase the chassis with financing provided by the supplier's affiliate. The financing provided to obtain Ford chassis under the converters agreement bears interest at the rate of prime plus 1% (10.5% at December 31, 2000) and is secured by the Ford merchandise. Upon starting production of the motorhome, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. The chassis' from Spartan and Workhorse have net 30 day terms. Approximately 75% of all chassis were purchased from Ford.

     Ford Motor Company reacted to lower than anticipated chassis orders by varying production of its chassis. This has resulted in a sporadic flow of chassis to the Company. Anticipation of this by the Company resulted in sufficient availability for the company's production needs. The Company anticipates more consistent availability in 2001.

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

     Diesel pusher production increased considerably in 2000 as a percent of the Company's overall production. This has resulted in increased diesel chassis orders. Production capabilities of Spartan Motors appears sufficient to meet the anticipated demand in 2001.

Sales and Distribution

     Sales are usually made to dealers on terms requiring payments within ten days or less of the dealer's receipt of the unit.

     Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome to the Company upon shipment to the dealer. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed. Dealers do not have the right to return motorhomes, except by statute in some states.

     The Company's contingent liability under the repurchase agreements is limited to the total unpaid balance (including interest and other charges) owed to the lending institution by reason of its extension of credit to the dealer to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments and dealer sales end-users. At December 31, 2000 and December 31, 1999, the Company's contingent liability was approximately $26,700,000
and $34,200,000 respectively.    The risk of loss under these agreements is
spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements, upon resale of the units, have been minimal.

Advertising and Promotion

     The Company advertises its motorhomes to consumers in recreational vehicle magazines and to dealers in trade publications and also uses point-of-purchase promotional materials. Its promotional activities generally consist of participation at three major recreational vehicles shows (California RV Show in Pomona, CA, Louisville Show in Kentucky and Tampa Super Show in Florida) held during the year, as well as local recreational vehicles shows held by its dealers. The company also advertises its product on the World Wide Web under the following site: http://www.rexhall.com. E-Mail responses from consumers shows great promise for this advertising media.

Seasonality and Backlog

     The recreational vehicle business generally has been seasonal with most sales occurring in the months of February through October, with November through January sales generally being considerably slower.

     Historically, the Company does not maintain a significant inventory of
finished motorhomes.   Production is based on dealer orders and shipments
which usually occur within four to eight weeks of the receipt of an order. At December 31, 2000, 1999 and 1998, the Company's backlog of dealer orders were $6,351,000, $9,724,000, and $15,232,000 respectively. The Company believes that backlog is not necessarily a reliable indication of future sales because dealer orders not only fluctuate but, by industry customs, may be canceled without penalty and because motorhomes have a relatively short manufacturing cycle.

Product Warranty

     The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles and a limited structual warranty on the steel cage for five
(5) years or 50,000 miles, both are measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $900,000, $1,386,000, and $1,041,000, for the years ended December 31, 2000, 1999, and 1998 respectively. The fluctuations in warranty cost were primarily attributed to fluctuations in sales as well as units produced at the Indiana facility which was closed in 1998. In most cases,warranty work is performed by a member of the Company's dealer network or by the Company's own service facility in Lancaster,
California.   Management believes that the Service Center allows the Company the benefit of providing better customer service and satisfaction.

Competition and Other Business Risks

     Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for fourteen years and competes with many manufacturers (such as Fleetwood, National RV, Damon, Thor Industries, and Coachman), several having multiple product lines of Class A motorhomes and other recreational vehicles and most being larger and having substantially greater financial and other resources than the Company. The Company sells motorhomes in most of the 50 states. Additionally, the Company sells to dealers in Canada. The Company believes that the quality, design and value offered by its motorhomes to be appealing to the consumer market.

     The Company, like others in the recreational vehicle industry, is dependent upon the availability of chassis from both Ford, Workhorse Chassis, LLC (formerly part of GM), and Spartan and upon terms of financing to dealers and retail purchasers.

     Substantial increases in interest rates, the tightening of credit, a general economic downturn or other factors negatively affecting the amount of consumer's disposable income and confidence could have a material adverse impact on the Company's business. Shortage of gasoline, or a substantial increase in the price, has in the past had a materially adverse effect on the recreational vehicle industry as a whole and could have a materially adverse effect on the Company's business in the future.

Forward-Looking Statements & Risks

     Our report contains forward-looking statements, usually expressed as our expectations or our intentions. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report Rexhall's business is both seasonal and cyclical. Its business is also subject to increases in materials costs, and pricing and other pressures from substantially larger competitors, labor disruptions, and adverse weather conditions. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and ready availability, and moderate prices for motor fuel. Management intends to remain aware of these factors and react to them, but cannot control them or predict their timing or significance.

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

     The Company is also increasingly subject to regulations by the various states, with respect to relations with its dealers.

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

Patents and Trademarks

     The Company claims "Rexhall®", "Aerbus", "Rexair®", "RoseAir", "Vision®", "Anthem", and "American Clipper" as trademarks but believes its business is not dependent on these names or any other marketing device. The Company does not have any patents or licenses in the conduct of its business.

Employees

     At December 31, 2000, the Company had a total of 381 employees (380 in California and 1 in Indiana). None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties

     In December 1995, the Company completed construction and moved into a 87,000 square foot manufacturing facility in Lancaster, California which serves as both a manufacturing facility and the Company's Corporate Headquarters. The facility was designed by management to insure efficiency and to specifically position the company with the opportunity to meet
increased production demands.   In September 1996, expansion construction
began at the Lancaster site. The new addition, completed in the fourth quarter of 1997, provided an additional 19,320 square feet of production space. The Lancaster manufacturing plant is debt free with no mortgages on the facility.

     Until December 17, 1999, the Company owned a 97,000 square foot production facility on 12 acres in Elkhart, Indiana. The Elkhart facility was debt free with no mortgages on the property. The production facility was used to manufacture motorhomes until December 30, 1997 when the company decided to cease production at the Elkhart facility. As a result of this decision to restructure its operations, the Company recorded a charge to
operations of $1,042,000 in 1997.   The company retained its wholesale
motorhome sales, warranty and service operations at the location throughout
1998.   The Company sold the Indiana facility to a third party on December
17, 1999 and recorded a gain of $573,000.

     In September 1995, the Company purchased a 4.5 acre site located in Lancaster, California to serve as the Company's RV Service Center. The site contains a 40,000 square foot facility and was purchased from the City of Lancaster's Redevelopment Agency for $980,000. At December 31, 2000, the Company was indebted to the City of Lancaster Redevelopment Agency for an amount of $738,000 with interest at 5.93% per annum due through October 2015. Since December 1997, the Company has leased a portion of the facility to a third party, which the lessee is a major RV retail dealer.

     In September 1996, the Company purchased a 4,500 square foot facility located one mile east of Elkhart, Indiana. The facility has 1,500 sq. ft. of office space and a 3,500 sq. ft. warehouse area. At December 31, 2000, this property is available for sale.

     Rexhall Industries, Inc. has entered into a tentative agreement with the City of Lancaster to acquire 14 acres adjacent to its headquarters in Lancaster, CA. The agreement will require Rexhall to provide jobs in the Lancaster Enterprise Zone in exchange for the property and tax credits. If Rexhall does not fulfill all covenants of the agreement by January 31, 2012, at that time, Rexhall will be required to pay $613,453, which is less than the present market value. The purchase agreement is expected to be finalized in fiscal 2001 engine diesel motorhome.

     In July 2000, the Company purchased approximately 4 acres in Mesa, Arizona to serve as a site for Price I, Inc. dba, Price One RV, which is a wholly owned subsidiary of the Company. The Company paid $809,000 for the land and a partially constructed commercial building located on the property. Another $410,000 was spent by the Company to ready the site for the retail sale and service of motorhomes.

     In December 2000, the Company and Mr. William J. Rex, President & CEO, purchased 1.7 acres in Acton, CA for $401,000. The Company and Mr. Rex each paid 50% of the purchase price and will share equally in the construction of a building on the property. The Company plans on using its half of the land and building as an off-site prototype shop, while Mr. Rex intends to use his half for personal endeavors outside the Company's scope of business.

     The Company believes its facilities are adequate to meet its foreseeable needs.

Item 3. Legal Proceedings

      The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California has been
settled on October 2, 1998.   Under the Settlement Agreement Rexhall paid
$825,000 in cash, and issued one coupon per vehicle owned by members of the class for $1,250 towards the purchase of a new Rexhall vehicle or $200 toward service, parts and labor. New vehicle coupons expired on December 31, 2000 while service, parts, and labor coupons expired on December 31, 1999.
Coupons were redeemable at Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. The total number of vehicles owned by class members was estimated at approximately 5,000. During 1997 the Company recorded a charge and established a liability of $1,590,000 related to this settlement. During the fourth quarter of 1999, the Company released $604,000 of the settlement reserve due to less than
expected coupon redemption rates.    At December 31, 2000, the Company has no
remaining liability under the settlement agreement.

     Other than the above referenced cases, the Company is a defendant in other various legal proceedings resulting from the normal course of business. In the opinion of company management, the resolution of such matter will not have a material effect on its financial statements or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

Market Information.

     The Company's Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the NASDAQ National Market System. The Company's NASDAQ symbol is "REXL". The following table sets forth the range of high and low closing sale prices of a share of the Company's Common Stock in the over-the-counter market for each quarter since the first quarter of 1998 according to NASDAQ:

         2000                             High          Low
     First Quarter                       $10.38       $ 7.75
     Second Quarter                        9.13         5.06
     Third Quarter                         5.44         4.28
     Fourth Quarter                        6.00         4.25

         1999                             High          Low
     First Quarter                       $ 9.17       $ 7.62
     Second Quarter                       12.26         7.50
     Third Quarter                        12.62         9.50
     Fourth Quarter                       11.75         8.38

        1998                              High          Low
     First Quarter                       $ 5.19       $ 4.53
     Second Quarter                        7.63         4.44
     Third Quarter                         9.38         5.13
     Fourth Quarter                        9.00         4.75

Holders

     At March 29, 2001, the Company had 62 shareholders of record.

Item 6. Selected Financial Data.

     The following selected financial information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company included elsewhere herein. The following table presents selected historical financial data of the Company for each of the five fiscal years in the period from December 31, 1996 through December 31, 2000. The financial information as of and for each of the five years in the period ended December 31, 2000 were derived from audited financial statements of the Company.

Statement of Operations Data:
(in thousands, except share and per-share data)

                                          Year Ended December 31

                             2000      1999      1998      1997      1996

Net Revenues                $65,175  $ 84,739  $ 72,254  $ 63,012  $ 64,959

Cost of Goods Sold           54,663    69,659    59,314    55,921    56,167

Gross Profit                 10,512    15,080    12,940     7,091     8,792

Selling, General, and Administrative
Expenses                      6,785     7,597     7,549     7,286     6,426

Restructuring Charge           ---        ---      (282)    1,042       ---

Income (Loss)
from Operations               3,727     7,483     5,673    (1,237)    2,366

Interest Income                 265       256       157         3        29

Interest Expense               (521)     (208)     (101)     (134)     (171)

Legal Settlement                ---       604       ---    (1,590)       ---

Other Income(Expense), net      186       151       135        46       (93)

Gain on Sale of Fixed Assets    ---       573       ---       ---        ---

Income (Loss) Before
Income Taxes                  3,657     8,859     5,864    (2,912)    2,131

Income Taxes Expense
(Benefit)                     1,384     3,557     2,474    (1,077)      847

Net Income (Loss)           $ 2,273  $  5,302   $ 3,390  ($ 1,835) $  1,284

Net Income (Loss)
Per Share - Basic           $   .73  $   1.68   $  1.09  ($   .61) $    .41

Net Income (Loss)
perShare - Diluted          $   .73  $   1.68   $  1.08  ($   .61) $    .41

Weighted Average Shares
Outstanding - Basic       3,116,000  3,161,000 3,118,000 3,032,000  3,098,000

Weighted Average
Shares Outstanding
- - Diluted                 3,116,000 3,161,000  3,140,000 3,032,000  3,148,000

Balance Sheet Data:
(in thousands)
                                     As of December 31,
                          2000       1999       1998      1997      1996

Working Capital         $16,689    $16,289    $10,769   $ 7,320    $ 9,483

Total Assets             39,609     36,162     28,449    23,156     23,460

Long Term Debt
Less Current Portion        705        737        767       797        826

Shareholders Equity     $22,362    $20,272    $14,970   $11,444    $13,545

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following table sets forth, for each of the three years indicated, the percentage of revenues represented by certain items on the Company's Statements of Operations:


                             Percentage of Net Revenues
                               Year Ended December 31,
                               2000       1999     1998

Net Revenues                  100.0%     100.0%   100.0%

Costs of goods sold            83.9       82.2     82.1
Gross profit                   16.1       17.8     17.9
Selling, general, and
administrative expenses        10.4        9.0     10.4
Restructuring charge            ---        ---      (.4)
Income from operations          5.7        8.8      7.9
Legal Settlement                ---         .7      ---
Other Income, net                .1         .2      0.2
Gain on sale of fixed assets    ---         .7      ---
Income before income taxes      5.6       10.4      8.1
Income tax expense              2.1        4.1      3.4
 Net income                     3.5%       6.3%     4.7%

Management Discussion and Analysis

Overview

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. As is generally the case in the recreational vehicle industry, various factors can influence sales. These factors include demographics, changes in interest rates, competition, restrictions on the availability of financing for the purchase of recreational vehicles as well as significant changes in the availability and price of of gasoline. The Company's business is also seasonal in that normally the majority of sales occur in the second and third quarter.

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

     Two key transactions adversely impacted the Company's results of operations during 1997. In addition to the aforementioned restructuring charge for the production closure of the Elkhart facility, the Company reached a settlement of an existing class action lawsuit against the Company. Pursuant to the settlement, the Company was required to pay $825,000, plus issue coupons to all members of the class for a discount of $200 on future repairs or $1,250 towards the purchase of a new Rexhall vehicle. The Company reported the impact from these transactions as charges in the accompanying statement of operations aggregating $1,042,000 for the restructuring and $1,590,000 for the lawsuit settlement during 1997. During 1998, the Company's restructuring effort was completed and $282,000 of the restructuring charge was reversed. In the fourth quarter of 1999, $604,000 of the legal settlement was reversed as a result of less than expected coupon redemptions.

     To counter the short-term and long-term effects of the bankruptcy of the Company's largest dealer in 2000, the Company established it's own retail operations in Mesa, Arizona, Price I, Inc. dba Price One RV. Under the terms of the repurchase agreements with the bankrupt dealer's lenders, while the Company was only obligated to repurchase $1.2 million of motorhomes, they elected to repurchase $4.2 million in order to keep this inventory from being dumped on the market at substantially lower prices. As of December 31, 2000, the Company had resold $2.7 million of the repurchased inventory. The retail operations at Price One RV did not begin in earnest until October of 2000, but Management expects this to become a profitable venture for the Company. It is not certain how long the Company will maintain its retail operations due to ever changing market conditions and government regulations.

Result of Operations

     Comparison of the Year Ended December 31, 2000 to Year Ended December 31, 1999

     Net revenues for the year ended December 31, 2000, were $65.2 million, compared to $84.7 million for 1999, a decrease of $19.5 million or 23.0%.
The number of units shipped,net of repurchase units, in 2000 decreased 388 to 861 in 2000 from 1,249 in 1999, a decrease of 31.1%. The average net selling price increased approximately 12% during the period due to a higher mix of diesel units and units with double slides.

     The decline in net revenues is primarily attributable to the first down market in years for Class "A" motorhomes and the bankruptcy of the Company's largest dealer. Management believes the driver of the overall down turn in the market is declining consumer confidence since the stock market started dropping in March of 2000. This triggered a domino effect that led to a tightening of credit for retail dealers and consumers. Management cannot determine when these conditions will improve.

     Gross profit for the year ended December 31, 2000 decreased to $10.5 million from $15.1 million for 1999, a decrease of $4.6 million or 30.5%. The gross margin for 2000 was 16.1% as compared to 17.8% for 1999. The decrease in sales created a smaller absorption base for manufacturing overhead, which was the primary driver behind the decrease in gross margin. Manufacturing overhead includes costs such as depreciation, indirect labor, shop supplies, utilities, insurance, etc. The nature of these costs is less variable than materials and labor, so overhead absorption suffers in periods of quickly declining base. Management believes that prudent steps were taken to reduce these costs as market conditions dictated, and this small decline in gross margin compares favorably to the rest of the industry.

     Selling, general and administrative expenses (SG&A) for the year ended December 31, 2000 were $6.8 million, compared to $7.6 million for 1999, a decrease of $0.8 million or 10.5%. This reduction was primarily attributed to lower warranty costs and management's quick reaction to market conditions by holding these costs down. Despite those actions, the 23% reduction in sales caused SG&A to increase as a percent of net revenues from 9.0% in 1999 to 10.4% in 2000.

     The Company's effective income tax rate was 37.8% for the year ended December 31, 2000 as compared with 40.2% for 1999. Basic and diluted net income per share was $.73 and $.73 respectively, for the year ended December 31, 2000, as compared to basic and diluted net income per share of $1.68 and $1.68, respectively, in 1999. The decrease in basic and diluted net income per share was due to decreased net revenues and the effects of the legal settlement and gain on sale of fixed assets during 1999, which were not a source of income in 2000.

     Comparison of Year Ended December 31, 1999 to Year Ended December 31,
     1998

     Net revenues for the year ended December 31, 1999, were $84.7 million, compared to $72.3 million for 1998, an increase of $12.4 million or 17.3%. The number of units shipped in 1999 increased 127 to 1,249 in 1999 from 1,122 in 1998, an increase of 11.3%. The average net selling price increased approximately 5% during the period. The increase in average per unit selling price results from a 75% increase in diesel model sales over the prior year and continued increases in double slide unit sales (50%). The increases in these higher priced models were complimented by the strong demand for Rexhall's lower priced Vision and American Clipper models, whose sales increased by 30% over 1998 sales.

     Gross profit for the year ended December 31, 1999 increased to $15.1 million from $12.9 million for 1998, an increase of $2.2 million or 17.1%. The gross margin for 1999 was 17.8% as compared to 17.9% for 1998. The increase in gross profit remained steady as the Company was able to hold most material costs stable and pass on the few increases that were necessary. While there was no material change in production labor cost, the introduction of the millennium edition motorhome in late 1999 resulted in a temporary increase in direct labor costs.

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

     At December 31, 1999, the Company's most significant obligations under the Masterjohn legal settlement had been completed. As a result of the less than expected coupon redemptions, the Company re-evaluated the required legal settlement reserve resulting in the reversal of $604,000. The remaining $125,000 represents the estimated utilization of $1,250 coupons for new motorhome purchases.

     On December 17, 1999, the Company sold its Indiana manufacturing facility. The sale resulted in a pre-tax gain of $573,000 for the year ended December 31, 1999. The Company halted production at the 97,000 square foot Indiana factory in 1999 as it consolidated its operations in California.

     The Company's effective income tax rate was 40.2% for the year ended December 31, 1999 as compared with 42.2% for 1998. Basic and diluted net income per share was $1.68 and $1.68 respectively, for the year ended December 31, 1999, as compared to basic and diluted net income per share of
$1.09 and $1.08, respectively, in 1998.   The increase in basic and
diluted net income per share was due to increased sales and decreased SG&A costs as a percentage of net revenues as well as the effects of the legal settlement and gain on sale of fixed assets during 1999 which were not expensed in 1998.

Liquidity and Capital Resources

     The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of December 31, 2000, the Company had working capital of $16,689,000, compared to $16,289,000
at December 31, 1999, a $400,000  increase in working capital.   Significant
working capital increases are reflected in a $4,142,000 decrease in accounts payable, partially offset by a $1,104,000 decrease in accounts receivable, and a decrease of $2,903,000 in cash.

     Capital expenditures during 2000 were $1,910,000. Management anticipatesa lower level of capital expenditures in 2001. Cash flows from financing activities consisted primarily of the repurchase and retirement of stock on the open market of $547,000. Managment will continue to repurchase and retire stock during 2001 providing it continues to be a good investment of the Company's resources.

     As of December 31, 2000 the Company has a $3,500,000 line of credit with a bank which can be used for working capital purposes secured by equipment, inventory, and receivables. The line of credit expires July 1, 2001. Under this line of credit, $283,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workmen's compensation insurance in California. At December 31, 2000, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants at December 31, 2000.

     The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (10.5% at December 31, 2000). All borrowings are secured by the Ford merchandise. The outstanding balances included in accounts payable at December 31, 2000 and 1999 were $3,555,000 and $7,145,000 respectively.

     The Company has a line of credit with a financial institution for financing purchases of inventory for its retail operations. The line of has a limit of $7,500,000 and borrowings under the line bear interest at an annual rate of prime plue .5% (10% at December 31, 2000). All borrowings are secured by inventory held by the Company's retail operations. The balance outstanding at December 31, 2000 was $6,605,000.

     The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2001, including payments related to the expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

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

Forward-Looking Statements

     Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal, and we are approaching the period when sales have usually declined. Low interest rates, low unemployment, and ready availability of motor fuel have in the past been associated with favorable recreational vehicle sales as has occurred in 1998 and 1999. However, the recent interest rate and gas prices increases, coupled with recent reports of decreased consumer confidence may reduce future sales levels. The seriousness of a potential decline cannot be predicted. Many of Rexhall's competitors are substantially larger, and of its suppliers and dealer's also have greater economic power so that the volume and prices of both supplies and sales may be adversely affected. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

Item 7A: Quantitiative and Qualitative Disclosure about Market Risk

     In the ordinary course of its business the Company is exposed to certain market risks, primarily changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results or operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which management believes reduces the risk of interest fluctuations.

Item 8. Financial Statements


Independent Auditor's Report


The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying consolidated balance sheets of Rexhall Industries, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                    /s/ KPMG LLP
Los Angeles, California
March 7, 2001

                        REXHALL INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                       December 31, 2000 and 1999

ASSETS                                           2000             1999

CURRENT ASSETS
   Cash                                     $  3,427,000      $  6,330,000
   Accounts receivables, less allowance
   for doubtful accounts $100,000 in
   2000, and $50,000 in 1999                   5,832,000         6,936,000
   Income Tax Receivable                         281,000               ---
   Inventories                                22,475,000        16,504,000
   Deferred income taxes (note 6)                821,000         1,133,000
   Other current assets                          340,000           341,000
     Total Current Assets                     33,176,000        31,244,000

Property and equipment at cost net of
   accumulated depreciation (note 2)           6,152,000         4,753,000
Property held for sale (note 11)                 127,000           131,000
Other assets                                     154,000            34,000
TOTAL ASSETS                                $ 39,609,000      $ 36,162,000

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable (note 3)                 $ 6,773,000      $ 10,915,000
   Notes Payable and current
   portion of long-term debt (note 5)          6,638,000            31,000
   Warranty allowance                            837,000         1,000,000
   Accrued Legal (note 8)                        445,000           737,000
   Dealer Incentives                             732,000         1,050,000
   Other accrued liabilities                     691,000           497,000
   Accrued Compensation and Benefits             371,000           725,000
TOTAL CURRENT LIABILITIES                     16,487,000        14,955,000
Deferred income taxes (note 6)                    55,000           198,000

Long-Term debt, less current
portion (note 5)                                 705,000           737,000
TOTAL LIABILITIES                             17,247,000        15,890,000

SHAREHOLDERS' EQUITY
   Preferred Stock - no par value
     Authorized, 1,000,000 shares;
     No shares outstanding at December 31, 1999
     and December 31, 2000                           ---               ---

   Common stock-no par value,
     Authorized, 10,000,000 shares,
     issued and outstanding;
     3,057,000 at December 31, 2000
     and 3,161,000 at 1999 (Note 9)           6,241,000          6,788,000
  Loan receivable from exercise
  of options (Note 4)                           (57,000)          (421,000)
  Retained earnings                          16,178,000         13,905,000
TOTAL SHAREHOLDERS' EQUITY                   22,362,000         20,272,000

Commitments and Contingencies (Note 3 and 7)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY   $ 39,609,000      $  36,162,000

                    See accompanying notes to financial statements

                           REXHALL INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                    2000            1999            1998

Net Revenues (Note 10)         $ 65,175,000     $ 84,739,000     $72,254,000

Cost of Sales                    54,663,000       69,659,000      59,314,000

Gross Profit                     10,512,000       15,080,000      12,940,000
Operating Expenses:
Selling, General and
Administrative Expenses           6,785,000        7,597,000       7,549,000

Restructuring Charge                    ---              ---        (282,000)

Income from Operations            3,727,000        7,483,000       5,673,000

Other Income, net

Interest Income                     265,000          256,000         157,000

Interest Expense                   (521,000)        (208,000)       (101,000)

Legal Settlement                       ---           604,000             ---

Other Income (Expense),net          186,000          151,000         135,000

Gain on Sale of Fixed Assets            ---          573,000             ---

Income Before Income Taxes        3,657,000        8,859,000       5,864,000

Income Tax Expense (Note 6)       1,384,000        3,557,000       2,474,000

Net Income                      $ 2,273,000      $ 5,302,000      $ 3,390,000

Basic Net Income Per Share      $       .73      $      1.68      $      1.09

Diluted Net Income Per Share    $       .73      $      1.68      $      1.08

Weighted Average Shares
Outstanding - Basic               3,116,000        3,161,000        3,118,000

Weighted Average Shares
Outstanding - Diluted             3,116,000        3,161,000        3,140,000

                 See accompanying notes to financial statements

                           REXHALL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31,  1998, 1999 and 2000

                        COMMON STOCK      LOAN         RETAINED
                     SHARES     AMOUNT    RECEIVABLE   EARNINGS     TOTAL

BALANCE,
December 31, 1997  2,714,000   6,267,000  (36,000)     5,213,000  11,444,000
 Repurchase and
 Retirement of Stock  (7,000)    (63,000)     ---            ---     (63,000)
 Exercise of
 Stock options       161,000      584,000     ---            ---     584,000
 5% Stock Dividend   142,000         ---      ---            ---         ---
 Loans receivable
 from exercise of
 Stock options           ---         ---  (385,000)          ---    (385,000)
 Net Income              ---         ---       ---      3,390,000  3,390,000

BALANCE,
December 31, 1998  3,010,000   $6,788,000 ($421,000) $ 8,603,000 $14,970,000
 5% Stock Dividend   151,000          ---       ---          ---         ---
 Net Income              ---          ---       ---    5,302,000   5,302,000

BALANCE,
December 31, 1999  3,161,000   $6,788,000 ($421,000) $13,905,000 $20,272,000
Repurchase and
Retirement of Stoc  (104,000)    (547,000)      ---          ---    (547,000)
Repayment of loan
receivable related
to stock options         ---          ---    364,000         ---     364,000
Net Income               ---          ---        ---    2,273,000  2,273,000
BALANCE,
December 31, 2000  3,057,000   $6,241,000    (57,000) $16,178,000 $22,362,000

                  See accompanying notes to financial statements

                           REXHALL INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        2000          1999        1998
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income                          $ 2,273,000    $ 5,302,000  $ 3,390,000
Adjustments to reconcile
net income to net cash
provided by Operating Activities:
   Depreciation and amortization        364,000        368,000      344,000
   Gain on sale of property, plant
   and equipment                            ---       (573,000)         ---
   Provision for deferred
   income taxes                         169,000        (85,000)    1,311,000
   (Increase) decrease in:
   Accounts receivable                1,104,000     (2,341,000)      747,000
   Inventories                          634,000     (3,730,000)   (3,335,000)
   Income tax receivable               (281,000)           ---       337,000
   Increase(decrease) in:
   Accounts payable                  (4,142,000)     2,957,000     1,846,000
   Restructuring Reserve                    ---            ---      (605,000)
   Warranty allowance                  (163,000)        34,000        29,000
   Accrued legal                       (292,000)      (857,000)      344,000
   Dealer incentives                   (318,000)       220,000       221,000
   Other assets and liabilities         348,000       (300,000)      639,000

Net cash provided by
operating activities                   (304,000)       995,000     4,580,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment  (1,759,000)      (643,000)     (482,000)
Proceeds from sale of
property and equipment                      ---      1,024,000           ---
Issuance of notes receivable           (151,000)           ---           ---
Net cash provided by (used in)
investing activities                 (1,910,000)       381,000      (482,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt            (30,000)       (28,000)      (28,000)
Repayments on short-term notes         (127,000)       (35,000)          ---
Proceeds from exercise of
stock options                            15,000            ---       199,000
Repurchase and retirement of stock     (547,000)           ---       (63,000)
Net cash provided by
(used in)financing activities          (689,000)       (63,000)      108,000

NET (DECREASE) INCREASE IN CASH      (2,903,000)     1,313,000     4,206,000
BEGINNING CASH BALANCE                6,330,000      5,017,000       811,000
ENDING CASH BALANCE                 $ 3,427,000    $ 6,330,000   $ 5,017,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid during
the year                            $ 1,370,000    $ 4,056,000   $ 1,090,000

Interest paid during the year       $   283,000    $   183,000   $   101,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING ACTIVITIES:

Loans to related parties for
stock option exercise               $      ---    $        ---   $   385,000

Repayment of Loan receivable through
cancellation of bonus liability     $   349,000            ---           ---

Notes payable for insurance
policies                            $   223,000            ---           ---

Inventory puchase on vehicle
credit facility                     $ 6,605,000            ---           ---

                  See accompanying notes to financial statements

                         REXHALL INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities - Rexhall Industries, Inc. and subsidiary (the "Company") is engaged in designing, manufacturing and selling Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities. The Company's wholly owned subsidiary, Price I, Inc. dba Price One RV, is a retailer of Class A motorhomes.

Principles of Consolidation - The consolidated financial statements include the financial statements of Rexhall Industries, Inc. and our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk - Sales are usually made to dealers over a wide geographic area on either a C.O.D. basis or on terms requiring payment within ten days or less of the dealer's receipt of the unit. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the e motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed.

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded revenues and collections from customers. The allowance for bad debts is adjusted periodically based upon the Company's evaluation of historical collection experiences, industry trends and other relevant factors.

Inventories - Inventories are stated at the lower of cost or market value, determined using the first-in, first-out basis, or market. Costs include material, labor and applicable manufacturing overhead. Inventories consist of the following at December 31, 2000 and 1999:

                                    2000          1999

Raw materials                  $ 6,561,000     $11,341,000
Work-in-Progress                 1,810,000       2,485,000
Finished Goods                  14,104,000       2,678,000

                     Total     $22,475,000     $16,504,000

Depreciation and Amortization - Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the assets, which range from 3 to 31.5 years.

Property held for sale is stated at the lower of cost or fair value less selling expenses realizable value and includes certain property and equipment no longer used in the Company's operation.

Revenue Recognition - The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when title of the motorhome transfers to the dealer. This generally occurs upon shipment. Revenue from the Company's retail operations are recognized when merchandise is received by the customer. Revenues are shown net of repurchases. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

Warranty Reserve Policy - The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, and appliances, which are warranted separately by the suppliers. The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty expense was $900,000, $1,386,000 and $1,041,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Earnings per Share - Basic earnings per share represents net earning divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock options, provided their impact is not anti-dilutive. See note 12.

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

Segment Information - The Company's reportable business segments are manufacturing and retail operations. Management evaluates segment performance based primarily on revenue and net income (loss).

Accounting for Stock Options - In October, 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensations
("SFAS No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options The Company will continue to measure compensation costs under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and comply with the pro forma disclosure requirements of SFAS No. 123 in its annual financial statements.

Fair Values of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, trade and other receivables, trade accounts payable, notes payable and accrued expenses: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

Long-Term Debt: The fair value of the Company's long-term debt is approximates the current book value based on estimated quotations made on long-term debt facilities with similar quality and terms.

Reclassifications - Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2000 and
1999:
                                     Useful Lives
                                      (In years)        2000        1999
Building and Land                       5,31.5        5,910,000     4,381,000
Furniture, fixtures and equipment        3-7          1,667,000     1,490,000
Autos and trucks                         3-7            375,000       322,000
                                                      7,952,000     6,193,000
Less accumulated depreciation and amortization        1,800,000     1,440,000

Property and equipment, net                          $6,152,000    $4,753,000

3. LINES OF CREDIT

The Company has available a $3,500,000 revolving line of credit with a bank expiring on July 1, 2001 secured by equipment, inventory, and receivable. The reference rate is the rate of interest publicly announced from time to
time by the bank in San Francisco.   At December 31, 2000, no amounts were
outstanding under this line and $283,000 of standby letters of credit have been issued. All borrowings are collateralized by the Company's assets.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (10.5% at December 31, 2000).
All borrowings are secured by the Ford merchandise. The outstanding balances included in accounts payable at December 31, 2000 and 1999 were $3,555,000 and $7,145,000 respectively.

4. LOANS TO RELATED PARTIES:

From time to time the Company makes loans to certain officers and key employees related to the exercise of stock options. During 1998, the Company advanced $385,000 to key employees under the Company's Incentive and Non-Statutory Stock Option Plan (The Plan) in exchange for the exercise of 123,000 options. These loans are full recourse loans and are secured by the shares of common stock issued upon such exercise. The notes bear interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (4.47% at December 31, 2000). Loans extended for the exercise of incentive stock options are netted against equity. During 2000, an executive of the company repaid a portion of the outstanding loans and related accrued interest by foregoing the bonus liability that was due from the Company.
The maturity date of certain notes outstanding are March 20, 2003. No loans for stock options were make to officers during 2000, and the outstanding balance at December 31, 2000 was $57,000.

In December 2000, the Company and Mr. William J. Rex, President & CEO, purchased a partially completed building and 1.7 acres in Acton, CA for $401,000. The Company and Mr. Rex each contributed 50% of the purchase price and will share equally in the final construction of the building on the property. The Company plans on using its half of the land and building as an off-site prototype shop, while Mr. Rex intends to use his half for personal endeavors outside the Company's scope of business. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable. The note is secured by the excutive's interest in the property.

5.  NOTES PAYABLE AND LONG-TERM DEBT

                                                  2000           1999
Vehicle inventory credit facility;
secured by the Company's
inventory; interest rates of 10.0%
at December 31, 2000                            6,605,000          ---

Promissory note payable to the City of            738,000       768,000
Lancaster Redevelopment Agency, 240 monthly payments of $6,285 including principal and interest at 5.93% per annum, note matures on October 2015. The note is collateralized by land and building with a net book value of approximately $900,000 at December 31, 2000.

Total Notes Payable and Long-Term Debt.        $7,343,000     $ 768,000
Less: Current Portion                           6,638,000        31,000
Long-Term Portion                             $   705,000     $ 737,000

The Company has a credit facility with a financial institution to finance the purchase of new and used vehicle inventory. The facility provides maximum borrowing of $7,500,000 of which $6,605,000 was outstanding at December 31, 2000. Borrowings under these facilities are secured by the Company's certain vehicle inventory which was $7,905,000 at December 31, 2000.

Future annual minimum principal payments due on long-term debt (including current portion) as of December 31, 2000 are as follows:

          Year Ending December 31,

          2001           $6,638,000
          2002               35,000
          2003               37,000
          2004               39,000
          2005               41,000
                  Thereafter 553,000
                          $7,343,000

6.  INCOME TAXES

The components of income tax expense are as follows:

                                          Years Ended December 31,
                                2000          1999            1998
Current:
   Federal                     915,000      $2,884,000      $1,018,000
   State                       300,000         758,000         145,000
                             1,215,000       3,642,000       1,163,000
Deferred:
  Federal                      159,000         (89,000)        950,000
  State                         10,000           4,000         361,000
                               169,000         (85,000)      1,311,000
                            $1,384,000      $3,557,000      $2,474,000


The components of deferred tax assets (liabilities) at December 31, 2000 and 1999 follows:

                                        2000            1999
Current:
 Allowance for bad debts               40,000          16,000
  Inventory reserves and unicap       145,000          88,000
  Warranty accrual                    332,000         237,000
  Dealer incentives                       ---         195,000
  Reserve for self insurance          112,000         133,000
  Legal reserves                          ---         164,000
 Other accrued liabilities             97,000          32,000
  State tax                            95,000         268,000
                                   $  821,000      $1,133,000

Non Current:
  Depreciation                        (55,000)       (198,000)
Net deferred tax assets            $  766,000      $  935,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to the following:
                                        Years Ended
                                        December 31,
                                   2000             1999            1998

Income before income taxes      $ 3,657,000      $ 8,859,000    $ 5,864,000
Statutory federal tax rate               34%              34%            34%

Expected tax expense              1,243,000        3,012,000      1,994,000
State taxes net of
federal effect                      205,000          500,000        334,000
Permanent differences                 5,000           36,000          6,000
Write off of income tax receivable     ---               ---        140,000
Other adjustments                   (69,000)           9,000            ---
Provision for income taxes      $ 1,384,000      $ 3,557,000    $ 2,474,000

7.  COMMITMENTS AND CONTINGENCIES

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company under the terms of financing, at dealer cost plus unpaid interest in the event of default by the dealer. During 2000, the Company repurchased approximately $4,190,000 as a result of its obligations associated with the bankruptcy of its largest dealer. As of December 31, 2000, the Company had resold $2,690,000 of the repurchased inventory. Due to favorable negotiated repurchase prices, the effect on the Company was nominal. Additional obligations to repurchase under the Company's repurchase agreements amounted to approximately $150,000. At December 31, 2000 and 1999 approximately $26,700,000 and $34,200,000, respectively, of dealer inventory is covered by repurchase agreements.
Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are also a number of state statutes which require the repurchasing of motorhomes whenever a dealership is terminated.

Litigation -The Company was sued by Bruce Elworthy and Anne B. Marshall (Elworthy and Marshall) in June 1995 in the Superior Court of the County of Los Angeles. The complaint alleged that a leveling system on a motorhome purchased from Rexhall was defective and caused damages to Elworthy and Marshall of $1,000,000 for medical expenses, loss of earnings, and pain and
suffering.   Rexhall prevailed in its defense with zero dollars being awarded to the Plaintiffs. The verdict is currently under appeal by the Plaintiffs. Although the Company believes the final disposition of this matter will not have a material adverse effect on the Company's financial position or result of operations, if Elworthy and Marshall were to prevail on its liability claims, a judgment on appeal in a material amount could be awarded against the Company.

     Other than the above referenced case, the Company is a defendant in various other legal proceedings resulting from the normal course of business. In the opinion of company management, the resolution of such matters will not have a material effect on its financial statements or results of operations.

8. LEGAL SETTLEMENT

Legal Settlement - The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, Californi
was settled on October 2, 1998.     Under the agreement Rexhall paid
$825,000 in cash, and issued one coupon per vehicle owned by members of the class of $1,250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. New vehicle coupons expired December 31, 2000 while service, parts and labor expired December 31, 1999. Coupons were redeemable at Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. The total number of vehicles owned by class members is estimated at approximately 5,000. The Company recorded a charge of $1,590,000 in 1997 relating to this settlement. During the fourth quarter of 1999, the Company released $604,000 of the settlement reserve due to less than expected coupon redemption rates. At December 31, 2000, the Company has no remaining liability under the settlement agreement.

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

                                                            Weighted
                         Number of     Range of Options     Average
                         Options       Prices per Share    Exercise Price

Outstanding options
at December 31, 1997     123,000          2.75 - 3.25           3.13
   Options exercised    (123,000)         2.75 - 3.25           3.13
   Options canceled          ---              ---                ---
   Outstanding options at
   December 31,
   1998, 1999 and 2000      ---               ---                ---

All stock options under the Plan are granted at the fair market value of the
Company's common stock at the grant date.   No options were granted to
employees during 2000 and 1999 or 1998. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost for the Plan has been recognized in 2000, 1999 or 1998.

10.  SIGNIFICANT CUSTOMERS

Sohn Corporation operates 3 Southern California locations and accounted for 13.8% of the Company's revenue in 2000. The Company had one major customer, RV World Productions aka RV Supercenter (five (5) Arizona locations), who accounted for 16% of the Company's net revenues during 1999. The Company had two major customers, RV World Productions aka RV Supercenter and Richardson's RV (five Arizona locations and three Southern California locations, respectively), who accounted for 14% and 11% respectively of the Company's net revenues during 1998.

11.  PROPERTY HELD FOR SALE

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

On December 17, 1999, the Company sold the Elkhart, Indiana manufacturing facility land and building for total consideration of $966,000, net of
executory costs.   The accompanying results of operations for the year ended
December 31, 1999 reflect the sale of such property and the resulting gain on sale of $573,000, net of executory costs. At December 31, 2000, the Company's customer service center in Elkhart, Indiana remained available for sale. The facility has 1500 square feet of office space and a 3500 square foot warehouse area with a net book value of $127,000 as of December 31, 2000.

12.  INCOME PER SHARE

The following is a reconciliation of the basic and diluted income per share computation for the year 2000, 1999 and 1998 (in thousands):

                                      Year ended December 31
                                     2000      1999       1998
Net income used for basic and
diluted income per share            $2,273    $5,302     $3,390

Share of Common Stock and
Common Stock equivalents:
     Weighted average shares used
     in basic computation            3,116     3,161      3,118

Weighted average stock options         ---       ---         22
Shares used in diluted computation   3,116     3,161      3,140

Income per share:
Basic                              $   .73   $  1.68    $  1.09
Diluted                            $   .73   $  1.68    $  1.08


During the twelve months ended December 31, 2000, the Company repurchased 104,000 common shares on the open market at an average cost of $5.26 per share.

13. SEGMENT INFORMATION

In accordance with the requirements of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's reportable business segments and respective accounting policies, policies of the segments are the same as those described in Note 1. Management evaluates segment performance based primarily on revenue and net income (loss).

Segment information is summarized as follows (in thousands):

                           Dec. 31, 2000     Dec. 31,1999     Dec. 31, 1998
Net Revenues:
   Manufacturing            $ 67,307           $ 84,739         $ 72,254
   Retail Operations           1,745                ---              ---
   Intercompany Elimination   (3,877)               ---              ---
                            $ 65,175           $ 84,739         $ 72,254

Net Income (Loss):
   Manufacturing            $  2,887            $ 5,302         $  3,390
   Retail Operations            (139)               ---              ---
   Intercompany Elimination     (475)               ---              ---
                            $  2,273            $ 5,302         $  3,390
Total Assets:
   Manufacturing            $ 33,311            $36,162
   Retail Operations           8,095                ---
   Intercompany Elimination $ (1,797)           $   ---
                            $ 39,609            $36,162

14  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 2000 and 1999 are as follows:


IN THOUSANDS,              First      Second      Third        Fourth
EXCEPT PER SHARE DATA      Quarter    Quarter     Quarter      Quarter

FISCAL 2000:
     Net Revenues         $20,664     $15,090     $12,646       $16,775
     Gross Profit           3,303       2,032       2,599         2,578
     Income Before
     Income Taxes           1,655         655         883           464
     Net Income               964         360         498           451
     Basic and Diluted Net
     Income Per Share  (1)    .31         .11         .16           .15

FISCAL 1999:
     Net Revenues         $22,233     $20,937     $20,590        $20,979
     Gross Profit           4,139       3,666       4,016          3,259
     Income Before
     Income Taxes           2,095       2,094       2,060          2,610
     Net Income             1,259       1,248       1,251          1,544
     Basic and Diluted Net
     Income Per Share (1)     .40         .39         .40            .49

(1) Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.


Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant.

     The executive officers and directors of the Company and their ages as of March 31, 2001 are as follows:

Name                      Age    Positions Held     Director Term

William J. Rex   (1))     50     Chairman of the Board of        6/01/96 thru
                                 Directors, CEO  and President   5/31/01

Donald C. Hannay, Sr.     73     Vice President of               6/01/96 thru
                                 Sales & Marketing               5/31/01
                                 Director

Robert A Lopez (1) (2)    61     Director                        6/01/96 thru
                                                                 5/31/01

Frank A. Visco (1) (2)    56     Director                       12/17/98 thru
                                                                5/31/01

Dr. Dennis K. Ostrom (2) 59      Director                       7/12/99 thru
                                                                5/31/01

Cheryl L. Rex            48      Corporate Secretary

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

Item 11. Executive Compensation.

Cash Compensation

     The following table sets forth certain information as to the five highest paid(1) of the Company's executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 2000:

SUMMARY COMPENSATION TABLE

Annual Compensation

                                                     Bonus
Name and                                             Accrued    Other Annual
Principal Position  Year   Salary ($)  Bonus Paid    Non-Paid   Compensation
                                                                (2)
William J. Rex       00     250,000      See Note 3    5,000            ---
                     99     250,000      445,000     411,000            ---
                     98     250,000      295,000     310,000            ---

Donald C.
Hannay, Sr.          00      62,800      161,800      12,400            ---
V.P. of Sales
& Marketing          99      61,400      201,600      20,700            ---
                     98      52,000      178,000         ---            ---

James C. Rex         00      52,000       54,000         ---            ---
National Director
of Service and Warranty

(1) Note: Only two executive officers received cash compensation in excess of $100,000.

(2) The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during 2000 did not exceed, as to any named officer, the lesser of $50,000 or 10% of the total 2000 salary and bonus paid to such named officer and, accordingly, is omitted from the table. These benefits included (i) reimbursement for medical expenses and (ii) amounts allocated for personal use of a company-owned automobile provided to Mr.
Rex.

(3) For 2000, William J. Rex earned a bonus of $491,000 of which he was paid $486,000 leaving $5,000 in the accrued bonus account. Mr. Rex used $384,000 of accrued bonus from 1999 to repay a loan, with interest, the Company made to him in 1998 under the Company's Stock Option Program. The remaining $27,000 of the $411,000 accrued bonus from 1999 was paid to Mr. Rex in 2000. All combined, Mr. Rex was paid $513, 000 in cash for 1999 and 2000 bonuses in 2000, while he used another $384,000 to repay the loan with interest.

(4)   Mr. James C. Rex is the brother of Mr. William J. Rex.

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

     For the years ended December 31, 2000, 1999 and 1998, there were no options granted or canceled to key executives. At December 31, 2000 there were no options outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the ownership of the Company's Common Stock by (I) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,
(ii) each of the Company's directors beneficially owning Common Stock and
(iii) all of the Company's officers and directors as a group as of March 29, 2001:

                                   Number of
     Name of Beneficial Owner      Shares              Percent of
     Outstanding                   Beneficially        Shares at
     or Identity of Group          Owned (1)           March 28, 2001

     William J. Rex (1).....       1,623,000             53.1%
     c/o Rexhall Industries
     46147 7th Street West
     Lancaster, California 93534

     All Directors and
     Officers as a
     Group (6 persons)             1,649,000             53.9%

(1)The persons named in the table have sole voting and investment power with respect to all shares of Common Stock Shown as Beneficially owned by him, subject to applicable community property law.


Item 13. Certain Relationships and Related Transactions.

Robert A. Lopez, one of the Company's Directors, owns Nickerson Lumber, which sells the Company lumber at market rates. Purchases during 2000 and 1999, were less than $100,000 and $200,000, respectively.

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

 (3.0)    Articles of Incorporation and By Laws.  See 1992 10KSB

(4.0)     Instruments defining the rights of Holders of Common Stock.  See
          Page 24 of Prospectus dated 6/22/89.     See 1992 10KSB.

(10.1) Revolving Credit Agreement dated May 22, 1998 between Company and Bank of America. Refer to original agreement and subsequent amendments.

(10.2)    Employee agreement of William J. Rex

(10.3) Authorized Ford Motor Company Converter Pool Agreement effective 6/27/90. See 1992 10KSB (10.4)Incentive and Non-Statutory Stock Option Plan.

(10.5) Material Contracts - Chevrolet Quality Approved Converter Program dated 10/1/88. See 1992 10KSB.

(13.1)    Supplemental information pursuant to Section 15D of Exchange Act

          1)  Proxy Statement dated 2000
          2)  2000 Annual Report

(13.2)    Form 10Q is attached for 1st, 2nd, and 3rd quarter labeled
          (Exhibit 13)

(22.0) Published report regarding matters submitted to vote (Proxy statement dated 1999)

(27.0)    Financial Data Schedule

(28.0) Copy of State Insurance Annual Report for year ended 12/31/99 labeled (Exhibit 28).

Signatures


   In accordance with Section 13 or a5(b) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.



Rexhall Industries, Incorporated
(Registrant)



By /S/ William J. Rex                     By /S/ J. Michael Bourne
(Signature and Title)*                    (Signature and Title)*
 William J. Rex, President,                J. Michael Bourne,
CEO & Chairman                             Executive Vice President & COO
Date: March 31, 2001                       Date: March 31, 2001


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: March 31, 2001


By /S/ Donald C. Hannay, Sr.
(Signature and Title)*
Donald C. Hannay, Sr.
Vice President of Sales & Marketing
Director
Date: March 31, 2001

By /S/ Robert A. Lopez
(Signature and Title)*
Robert A. Lopez
Director
Date: March 31, 2001

By /S/ Frank A. Visco
(Signature and Title)*
Frank A. Visco
Director
Date: March 31, 2001

By /S/ Dr. Dennis K. Ostrom
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: March 31, 2001