Form 10-Q
period 2001-03-31
REXHALL INDUSTRIES INC
filed 2001-05-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                                FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934



For Quarter Ended March 31, 2001        Commission file number: 0-17824


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

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,036,350 as of 5/14/01.

                           REXHALL INDUSTRIES, INC.

INDEX

PART 1 - FINANCIAL INFORMATION                                 PAGE NUMBER

  Item 1.

  Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets at March 31, 2001
     and December 31, 2000                                            3

     Condensed Consolidated Statements of Operations for the
     three months ended March 31,2001 and March 31, 2000              4

     Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2001
     and March 31, 2000                                               5

     Notes to Condensed Consolidated Financial Statements
                                                                      6-7

  Item 2.

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                       8-9

  Item 3.

  Quantitative and Qualitative Disclosure about Market Risks          10

PART II - OTHER INFORMATION

     Repurchase Agreements                                            10

     Legal Proceedings                                                10

     Signatures                                                       11

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.  CONDENSED CONSOLIDATED BALANCE SHEETS

  ASSETS                                   (Unaudited)          (Audited)
                                            March 31,          December 31,
                                              2001                 2000

  CURRENT ASSETS
    Cash                                   $ 4,014,000         $ 3,427,000
    Accounts Receivable - Net                3,936,000           5,832,000
    Inventories - Net                       23,944,000          22,475,000
    Income Tax Receivable                      199,000             281,000
    Deferred Income Taxes                      821,000             821,000
    Other Current Assets                       256,000             340,000
    Total Current Assets                    33,170,000          33,176,000

  Property and Equipment - Net               6,153,000           6,152,000

  Property Held for Sale                       125,000             127,000
  Other Assets                                 175,000             154,000

     TOTAL ASSETS                          $39,623,000         $39,609,000

  LIABILITIES & SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                       $ 5,891,000         $ 6,773,000
    Notes Payable and current
    portion of long-term debt                7,673,000           6,638,000
    Warranty Reserve                           646,000             837,000
    Accrued Legal                              401,000             445,000
    Dealer Incentives                          758,000             732,000
    Other Accrued Liabilities                  599,000             691,000
    Accrued Compensation and Benefits          469,000             371,000
    Total Current Liabilities               16,437,000          16,487,000

    Deferred Income Tax Liabilities             55,000              55,000

    Long Term Debt, less current portion       697,000             705,000

     TOTAL LIABILITIES                      17,189,000          17,247,000

  SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares;
    No shares outstanding

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,047,000 and 3,057,000 at March 31, 2001
    and December 31,2000                     6,191,000           6,241,000
    Loan receivable from exercise of options   (54,000)            (57,000)
    Retained Earnings                       16,297,000          16,178,000
     TOTAL SHAREHOLDERS' EQUITY             22,434,000          22,362,000
     TOTAL LIABILITIES
     & SHAREHOLDERS' EQUITY                $39,623,000         $39,609,000

     See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                              Three Months Ended
                                    March 31, 2001          March 31, 2000

Net Revenues                         $ 18,582,000            $ 20,664,000

Cost of Sales                          16,077,000              17,361,000

Gross Profit                            2,505,000               3,303,000

Selling, General, Administrative
and Other Expenses                      2,304,000               1,648,000

Income Before Income Taxes                201,000               1,655,000

Income Taxes                               82,000                 691,000

Net Income                         $      119,000          $      964,000

Basic and Diluted Net Income
Per Common Share                   $          .04          $          .31

Weighted Average
Shares Outstanding-Basic and Diluted    3,056,000               3,160,000




     See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                  Three Months Ended
                                        March 31, 2001      March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                              $   119,000          $   964,000
Adjustments to reconcile net income to net cash provided by
Operating Activities:
     Depreciation and Amortization          104,000              120,000
     Gain on Sale of Property,
     Plant and Equipment                     (3,000)                 ---
     Provision for Deferred Income Tax          ---               44,000
     (INCREASE) DECREASE IN:
     Accounts Receivable                  1,896,000              959,000
     Inventories                           (434,000)           1,340,000
     Income Tax Receivable                   82,000                  ---
     Other                                   63,000               52,000
     INCREASE (DECREASE) IN:
     Accounts Payable                      (882,000)          (2,653,000)
     Warranty Reserve                      (191,000)             (39,000)
     Accrued Legal                          (44,000)             (49,000)
     Other Current Liabilities               90,000              411,000
     Dealer Incentives                       26,000             (117,000)

       Net cash provided by
       operating activities                 826,000            1,032,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to Property,
Plant and Equipment                        (185,000)             (95,000)
Proceeds from Sale of Property,
Plant and Equipment                          85,000                  ---

Net cash used in investing activities      (100,000)             (95,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                  (8,000)              (7,000)
Repayment of short-term notes               (84,000)             (36,000)
Proceeds from Exercise of Stock Options       3,000                  ---
Repurchase and retirement of stock          (50,000)                 ---

    Net cash used in
    financing activities                    (89,000)             (43,000)

NET INCREASE IN CASH                        587,000              894,000

BEGINNING CASH BALANCE                    3,427,000            6,330,000

ENDING CASH BALANCE                      $4,014,000          $ 7,224,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Inventory Purchases on
Vehicle Credit Facility                  $1,035,000                 ---


    See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

  Item 1.

                         REXHALL INDUSTRIES, INC.
        Notes to the Condensed Consolidated Financial Statements
                          March 31, 2001 and 2000

1.  Basis of Presentation:

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, they include all adjustments, consisting of normal accruals, necessary to present fairly the information set forth herein in accordance with generally accepted accounting principles for interim reporting.

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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


3. Details of Inventory              March 31, 2001       December 31, 2000

    Raw Materials                      $ 5,706,000           $ 6,561,000
    Work-in-Progress                     1,859,000             1,810,000
    Finished Goods                      16,379,000            14,104,000
        TOTAL                          $23,944,000           $22,475,000

4.  Segment Information

The Company's reportable business segments are manufacturing and retail operations. Management evaluates segment performance based primarily on revenue and net income (loss).

Segment information is summarized as follows (in thousands):

                                      March 31, 2001        March 31, 2000
Net Revenues:
     Manufacturing                      $ 15,508                $ 20,664
     Retail Operations                     5,210                     ---
     Intercompany Elimination             (2,136)                    ---
                                        $ 18,582                $ 20,664
Net Income (Loss):
     Manufacturing                      $    262                $    964
     Retail Operations                      (108)                    ---
     Intercompany Elimination                (35)                    ---
                                        $    119                $    964


                                    March 31, 2001       December 31, 2000
Total Assets:
     Manufacturing                      $ 32,279                $ 33,311
     Retail Operations                     8,951                   8,905
     Intercompany Elimination             (1,607)                 (1,797)
                                        $ 39,623                $ 39,609

PART I - FINANCIAL INFORMATION

Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forward-Looking Statements" and should be read subject to the assumptions contained in the section "Forward-Looking Statements".

Results of Operations

Comparison of the Three Months ended March 31, 2001 to the Three Months ended March 31, 2000

Revenues - 2001 Compared with 2000

Net revenues for the first quarter ended March 31, 2001 were $18,582,000 as compared to $20,664,000 for the first quarter in 2000. This represents a 10.1% decrease from the prior year.

Net revenues for the manufacturing operations were $15,508,000 on net shipments of 194 units, which were down 25% and 33%, respectively, when
compared to the first quarter of 2000.   Wholesale shipments of the Company's
gas motorhomes were down 46%, while diesel motorhome shipments were up 93% when compared to last year's first quarter.

Retail operations generated net revenues of $5,210,000 on sales of 33 new
motorhomes, 31 used motorhomes, and 70 towables.   Since the Company did not
have retail operations in the first quarter of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

The decline in net revenues is primarily attributable to an industry-wide decline in Class "A" shipments of 35% when compared to last year. Poor RV industry fundamentals of weakened consumer confidence, a tightening of credit, and high fuel costs continue to be the driver of the overall down market. Management cannot determine when these conditions will improve.

Gross Profit - 2001 compared with 2000

Gross profit for the quarter decreased to $2,505,000 from $3,303,000 for the same quarter last year, which is a decrease of $798,000 or 24.2%. The gross margin was 13.5% versus 16.0% last year.

Gross profit for manufacturing operations decreased to $1,932,000 from $3,303,000 for the same quarter in 2000, which is a decrease of $1,371,000 or 41.5%. Gross margin was 12.5% as compared to 16.0% last year. The decrease in gross margin was attributable to lower sales and higher material and overhead costs absorbed by each unit. The decrease in sales created a smaller absorption base for manufacturing overhead. The nature of these costs is less variable than direct materials and labor, so overhead absorption suffers in periods of declining sales. Contrary to what the rest of the industry experienced, the Company did not have to significantly increase its level of rebates or discounts to hold market share.

Retail operations' gross profit was $586,000 with a gross margin of 11.2%. Since the Company did not have retail operations in the first quarter of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Management expects the margins to hold or improve, but there are no assurances due to the unknown direction of the RV industry fundamentals and competition within the industry.

Selling, General Administrative and Other Expenses-2001 compared with 2000

Selling,General and Administrative and Other Expenses increased by approximately $656,000 from the first quarter of 2000 to the first quarter of 2001. Selling, general administrative and other expenses increased to 12.4% as a percentage of sales when compared to 8.0% for the quarter ended March 31, 2000.

For manufacturing operations, S, G & A and other expenses decreased $152,000 to $1,496,000, but increased as a percentage of sales from 8.0% to 9.6% due to the decline in sales base.

Retail operations' S, G & A and other expenses were $763,000 or 14.6% of sales. Retail operations typically have a higher percentage of expenses in these areas due to the nature of the business. Intercompany eliminations account for the difference between the total S,G, & A and other expenses and the sum of manufacturing and retail operations.

Income Before Taxes - 2001 Compared to 2000

Income tax expense was $82,000 for the quarter ended March 31, 2001 as
compared to $691,000 in the first quarter of 2000.    Income taxes are
provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of March 31, 2001, the Company had working capital of $16,733,000, compared to $16,691,000 at December 31, 2000. The $42,000 increase in working capital is primarily due to a $587,000 increase in cash, a $1,469,000 increase in inventories and a $882,000 decrease in accounts payable, partially offset by a $1,896,000 decrease in accounts receivable and a $1,035,000 increase in notes payable.

Capital expenditures during the first quarter of 2001 were $185,000. Management anticipates an increase in the rate of capital expenditures for the remainder of 2001 related to refurbishment and expansion of the production facilities and related production equipment. The anticipated increases are expected to be incurred when the Company begins construction of the new facility.

As of March 31, 2001 the Company has a $3,500,000 line of credit with a bank which can be used for working capital purposes. The line expires on July 1, 2001 at which time we expect the line to be renewed. Under this line of credit, $283,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workmen's compensation
insurance in California.   At March 31, 2001, no amounts were outstanding
under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of March 31, 2001.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with an $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (10% at March 31, 2001). All borrowings are secured by the Ford merchandise. The outstanding balance included in accounts payable at March 31, 2001 was $3,413,000.

The Company has a line of credit with a financial institution for financing purchases of inventory for its retail operations. The line of credit has a limit of $7,500,000 and borrowings under the line bear interest at an annual rate of prime plus .5% (9.5% at March 31, 2001). All borrowings are secured by inventory held by the Company's retail operations. The balance outstanding at March 31, 2001 was $7,640,000. The over limit was done at the financial institution's discretion and is without penalty to the Company.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2001, including payments related to the expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

Forward-Looking Statements

Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal, and sales should be increasing now, but the market factors are depressing the industry sales. Low interest rates, low unemployment, and ready availability of motor fuel have in the past been associated with favorable recreational vehicle sales as has occurred in 1998 and 1999. However, the recent gas price increases, coupled with recent reports of decreased consumer confidence are depressing the
market and may reduce future sales.   Many of Rexhall's competitors are
substantially larger, and many of its suppliers and dealer's also have greater economic power so that the volume and prices of both supplies and sales may be adversely affected. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which Management believes reduces the risk of interest rate fluctuations.

Part II - Other Information

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company, in some cases, at dealer
cost plus unpaid interest in the event of default by the dealer.   During
2000, 1999 and 1998 the Company repurchased approximately $4,190,000, $1,973,000 and $832,000 respectively, of motorhomes under these agreements. At March 31, 2001 and December 31, 2000, approximately $25,800,000 and $26,700,000, respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are also a number of states statutes which require the repurchasing of motorhomes whenever a dealership is terminated.

Item 1- Legal Proceedings

Litigation -The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters will not have a material effect on its financial statements or results of operations.

                         REXHALL INDUSTRIES, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex
(Signature and Title)*
William J. Rex,
President, CEO and Chairman
Date: May 15, 2001

By /S/ J. Michael Bourne
(Signature and Title)*
J. Michael Bourne,
Executive V.P., COO and Acting CFO
Date:  May 15, 2001

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: May 15, 2001

By /S/ Donald C. Hannay, Sr.
(Signature and Title)*
Donald C. Hannay, Sr.
Vice President of Sales & Marketing
Director
Date: May 15, 2001

By /S/ Robert A. Lopez
(Signature and Title)*
Robert A. Lopez
Director
Date: May 15, 2001

By /S/ Frank A. Visco
(Signature and Title)*
Frank A. Visco
Director
Date: May 15, 2001

By /S/ Dr. Dennis K. Ostrom
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: May 15, 2001