Form 10-Q
period 2001-06-30
REXHALL INDUSTRIES INC
filed 2001-08-14
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934



For Quarter Ended June 30, 2001        Commission file number: 0-17824


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

                     Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,036,350 as of 8/14/01.

                      REXHALL INDUSTRIES, INC.

                                INDEX

PART 1 - FINANCIAL INFORMATION                                  PAGE NUMBER

  Item 1.

  Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets at June 30, 2001            3
     and December 31, 2000

     Condensed Consolidated Statements of Operations for the
     three and six months ended June 30, 2001
     and June 30, 2000                                                4-5

     Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2001 and June 30, 2000                   6

     Notes to Condensed Consolidated Financial Statements             7-8

  Item 2.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                   9-12

  Item 3.

     Quantitative and Qualitative Disclosure About Market Risk         13

PART II - OTHER INFORMATION

     Repurchase Agreements                                             13

     Legal Proceedings                                                 13

     Subsequent Events                                                 13

     Signatures                                                        14

                                                   (Unaudited)    (Audited)
                                                     June 30,    December 31,
PART I - FINANCIAL INFORMATION                         2001          2000

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.  CONDENSED CONSOLIDATED BALANCE SHEETS

  ASSETS

  CURRENT ASSETS
    Cash                                          $ 4,474,000    $ 3,427,000
    Accounts Receivable - Net                       3,771,000      5,832,000
    Inventories                                    22,737,000     22,475,000
   Income Tax Receivable                              208,000        281,000
    Deferred Income Taxes                             821,000        821,000
    Other Current Assets                              169,000        340,000
         Total Current Assets                     $32,180,000     33,176,000

  Property and Equipment - Net                      6,088,000      6,152,000

  Property Held for Sale                              124,000        127,000
  Other Assets                                        164,000        154,000

           TOTAL ASSETS                           $38,556,000    $39,609,000
  LIABILITIES & SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                              $ 5,487,000    $ 6,773,000
    Notes Payable and current portion
    of long-term debt                               7,036,000      6,638,000
    Warranty Reserve                                  632,000        837,000
    Accrued Legal                                     401,000        445,000
    Dealer Incentives                                 826,000        732,000
    Other Accrued Liabilities                         525,000        691,000
    Accrued Compensation and Benefits                 389,000        371,000

     Total Current Liabilities                    $15,296,000    $16,487,000

    Deferred Income Tax Liabilities                    55,000         55,000

    Long Term Debt, less current portion              688,000        705,000

     TOTAL LIABILITIES                             16,039,000     17,247,000

  SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares;
    No shares outstanding at
   June 30, 2001 and December 31, 2000                   ---             ---

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,036,000 and 3,057,000 shares at June 30, 2001
    and December 31, 2000                            6,139,000     6,241,000
    Loan receivable from exercise of options           (51,000)      (57,000)
    Retained Earnings                               16,429,000    16,178,000
     TOTAL SHAREHOLDERS' EQUITY                     22,517,000    22,362,000
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $38,556,000   $39,609,000

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                              Three Months Ended
                                      June 30, 2001        June 30, 2000

Net Revenues                          $ 17,979,000         $ 14,936,000

Cost of Sales                           15,834,000           13,058,000

Gross Profit                             2,145,000            1,878,000

Selling, General, Administrative
Expenses and Other Expenses              1,923,000            1,223,000

Income Before Income Taxes                 222,000              655,000

Income Taxes                                90,000              295,000

Net Income                            $    132,000         $    360,000

Basic and Diluted Net Income
Per Common Share                      $        .04         $       0.11

Weighted Average
Shares Outstanding - Basic and Diluted   3,037,000            3,154,000


See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)


                                           Six Months Ended
                                   June 30, 2001       June 30, 2000

Net Revenues                        $36,362,000        $ 35,495,000

Cost of Sales                        31,868,000          30,419,000

Gross Profit                          4,494,000           5,076,000

Selling, General, Administrative
Expenses and Other Expenses           4,071,000           2,766,000

Income Before Income Taxes              423,000           2,310,000

Income Taxes                            172,000             986,000

Net Income                          $   251,000        $  1,324,000

Basic and Diluted Net Income
Per Common Share                    $       .08        $        .42

Weighted Average
Shares Outstanding -Basic and Diluted  3,047,000          3,154,000


See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Six Months Ended
                                       June 30, 2001     June 30,2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                               $ 251,000       $ 1,324,000
Adjustments to reconcile net income to net cash provided by (used in) Operating Activities:
     Depreciation and Amortization         206,000           246,000
     Gain on Sale of Property,
     Plant and Equipment                    (3,000)              ---
     Provision for Deferred Income Tax         ---           255,000
     (INCREASE) DECREASE IN:
     Accounts Receivable                 2,061,000         2,471,000
     Inventories                           136,000           542,000
     Income Tax Receivable                  73,000               ---
     Other Assets                          161,000          (295,000)
     INCREASE (DECREASE) IN:
     Accounts Payable                   (1,286,000)       (4,135,000)
     Warranty Reserve                     (205,000)         (562,000)
     Accrued Legal                         (44,000)              ---
     Other Current Liabilities              19,000               ---
     Dealer Incentives                      94,000          (200,000)

         Net cash provided by (used in)
         operating activities           $1,463,000        $ (354,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment       (221,000)         (186,000)
Proceeds from Sale of Property,
Plant and Equipment                         85,000               ---

         Net cash used in
         investing activities             (136,000)         (186,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                (17,000)          (15,000)
Repayment of short-term debt              (167,000)          (71,000)
Proceeds from Exercise of Stock Options      6,000              ----
Repurchase and retirement of stock        (102,000)         (290,000)

          Net cash used in
          financing activities            (280,000)         (376,000)

NET INCREASE (DECREASE) IN CASH        $ 1,047,000      $   (916,000)

BEGINNING CASH BALANCE                   3,427,000         6,330,000

ENDING CASH BALANCE                     $4,474,000       $ 5,414,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES:

Inventory Purchase on Vehicle
 Credit Facility                         $ 398,000              ---

See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

  Item 1.


                         REXHALL INDUSTRIES, INC.
         Notes to the Condensed Consolidated Financial Statements

                               June 30, 2001

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

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for year ended December 31, 2000.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.  Summary of Significant Accounting Polices:

Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to ongoing evaluation by management.

Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock options, if any. No options were outstanding during the periods ended June 30,2 001 and 2000.

3. Details of Inventory             June 30, 2001        December 31, 2000

Raw Materials                         $6,284,000            $6,561,000
Work-in-Progress                       1,733,000             1,810,000
Finished Goods-Manufacturing           7,365,000             6,579,000
Finished Goods-Retail Operations       7,355,000             7,525,000

        TOTAL                        $22,737,000           $22,475,000

4. Segment Information

The Company's reportable business segments are manufacturing and retail
operations.   Management evaluates segment performance based primarily on revenue and net income (loss).

Segment information is summarized as follows (in thousands):

                                         Three Months Ended
                                   June 30, 2001        June 30, 2000
Net Revenues:
     Manufacturing                    $16,442              $14,936
     Retail Operations                  1,770                  ---
     Intercompany Elimination            (233)                 ---
                                      $17,979              $14,936

Net Income (Loss):
     Manufacturing                    $   213              $   360
     Retail Operations                   (116)                 ---
     Intercompany Elimination              35                  ---
                                      $   132              $   360


                                            Six Months Ended
                                   June 30, 2001        June 30, 2000
Net Revenues:
     Manufacturing                    $31,751              $35,495
     Retail Operations                  6,980                  ---
     Intercompany Elimination          (2,369)                 ---
                                      $36,362              $35,495
Net Income (Loss):
     Manufacturing                  $     475              $ 1,324
     Retail Operations                   (224)                 ---
     Intercompany Elimination             ---                  ---
                                    $     251              $ 1,324


                                   June 30, 2001       December 31, 2000
Total Assets:
     Manufacturing                    $32,059             $ 33,311
     Retail Operations                  8,677                9,181
     Intercompany Elimination          (2,180)              (2,883)
                                      $38,556             $ 39,609

5. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

PART I - FINANCIAL INFORMATION

Item 2. -Management Discussion and Analysis of Financial Condition and Results of Operations. All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forward-Looking Statements" and should be read subject to the assumptions contained in the "Forward-Looking Statements".

Results of Operations

Comparison of the Three Months ended June 30, 2001 to the Three Months ended June 30, 2000

Revenues - 2001 Compared with 2000

Net revenues for the second quarter ended June 30, 2001 were $17,979,000 as compared to $14,936,00 for the second quarter in 2000. This represents a 20.4% increase from the prior year.

Net revenues for the manufacturing operations were $16,442,000 on net shipments of 211 units, which were up 10% and 3%, respectively, when compared
to the second quarter of 2000.   The increase in net revenue and shipments is
primarily due to the repurchase of 19 units in the second quarter 2000 at a cost of $1,310,000 under the floorplan repurchase agreements related to the Arizona dealership which declared bankruptcy during the first quarter of
2000.   Excluding the repurchased units in 2000, second quarter revenues have increased 1% while net shipments have decreased 6% when compared to the second quarter 2000. Wholesale shipments of the Company's gas motorhomes were down 21%, while diesel motorhome shipments were up 72% when compared to last year's second quarter. The decrease in net shipments is primarily attributable to an industry-wide decline in Class "A" shipments of 20% when compared to last year. Poor RV industry fundamentals of weakened consumer confidence, a tightening of credit, and high fuel costs continue to be the drivers of the overall down market. Management cannot determine when these conditions will improve.

Retail operations generated net revenues of $1,770,000 on sales of 9 new
motorhomes, 12 used motorhomes, and 30 towables.   Since the Company did not
have retail operations in the second quarter of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Gross Profit - 2001 compared with 2000

Gross profit for the second quarter increased to $2,145,000 from $1,878,000 for the same quarter last year, which is an increase of $267,000 or 14.2%. The gross margin was 11.9% versus 12.6% last year.

Gross profit for manufacturing operations decreased to $1,848,000 from $1,878,000 for the same quarter in 2000, which is a decrease of $30,000 or 1.6%. Gross margin was 11.2% as compared to 12.6% last year. The decrease in gross margin was attributable to higher material and overhead costs absorbed by each unit. The decrease in units sold created a smaller absorption base for manufacturing overhead. The nature of these costs is less variable than direct materials and labor, so overhead absorption suffers in periods of declining shipments. Contrary to what the rest of the industry experienced, the Company did not have to significantly increase its level of rebates or discounts to hold market share.

Retail operations' gross profit was $327,000 with a gross margin of 18.5%. Since the Company did not have retail operations in the second quarter of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Management expects the margins to hold or improve, but there are no assurances due to the unknown direction of the RV industry fundamentals and competition within the industry.

Selling, General Administrative and Other Expenses-2001 compared with 2000

Selling, General and Administrative and Other Expenses increased by approximately $700,000 from the second quarter of 2000 to the second quarter of 2001. Selling, general administrative and other expenses increased to 10.7% as a percentage of sales when compared to 8.2% for the quarter ended June 30, 2000.

For manufacturing operations, S, G & A and other expenses increased $270,000 to $1,493,000, and increased as a percentage of sales from 8.2% to 9.1%. Research and Development costs accounted for the majority of the increase.

Retail operations' S, G & A and other expenses were $517,000 or 29.2% of
sales.    The Company's retail operations tend to be seasonal in nature with higher revenues in the first and fourth quarters. Cost reductions were implemented in the second quarter of 2001, however, due to the lower sales base, S, G & A as a percentage of sales is higher in the "off season". Additionally, retail operations typically have a higher percentage of expenses than manufacturing operations in these areas due to the nature of the business. For instance, the retail operations incurred $146,000 of interest charges related to the flooring of inventory during the period. Intercompany eliminations account for the difference between the total
S,G, & A and other expenses and the sum of manufacturing and retail operations.

Income Before Taxes - 2001 Compared to 2000

Income tax expense was $90,000 for the quarter ended June 30, 2001 as
compared to $295,000 in the second quarter of 2000.    Income taxes are
provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Results of Operations

Comparison of the Six Months ended June 30, 2001 to the Six Months ended June 30, 2000

Revenues - 2001 Compared with 2000

Net revenues for the six months ended June 30, 2001 were $36,362,000 as compared to $35,495,00 for the same period in 2000. This represents a 2.4% increase from the prior year.

Net revenues for the manufacturing operations were $31,752,000 on net shipments of 405 units compared to $35,495,000 on net shipments of 494 for the six months ended June 30, 2000. This represents a decrease of 10% and
18%, respectively.   Net revenues for the six months ended June 30, 2000
reflects the repurchase of 19 units at a cost of $1,310,000 under the floorplan repurchase agreements related to the Arizona dealership, which
declared bankruptcy during the first quarter of 2000.   Wholesale shipments
of the Company's gas motorhomes were down 35%, while diesel motorhome shipments were up 84% when compared to the same period in 2000. The decline in net revenues is primarily attributable to an industry-wide decline in Class "A" shipments of 28% when compared to last year. Poor RV industry fundamentals of weakened consumer confidence, a tightening of credit, and high fuel costs continue to be the drivers of the overall down market. Management cannot determine when these conditions will improve.

Retail operations generated net revenues of $6,980,000 on sales of 42 new
motorhomes, 43 used motorhomes, and 100 towables.   Since the Company did not
have retail operations during the first six months of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Gross Profit - 2001 compared with 2000

Gross profit for the period decreased to $4,494,000 from $5,076,000 for the same period last year, which is a decrease of $582,000 or 11.5%. The gross margin was 12.4% versus 14.3% last year.

Gross profit for manufacturing operations decreased to $3,581,000 from $5,076,000 for the same period in 2000, which is a decrease of $1,495,000 or 29.5%. Gross margin was 11.3% as compared to 14.3% last year. The decrease in gross margin was attributable to lower sales and higher material and overhead costs absorbed by each unit. The decrease in sales created a smaller absorption base for manufacturing overhead. The nature of these costs is less variable than direct materials and labor, so overhead absorption suffers in periods of declining sales. Contrary to what the rest of the industry experienced, the Company did not have to significantly increase its level of rebates or discounts to hold market share.

Retail operations' gross profit was $913,000 with a gross margin of 13.1%. Since the Company did not have retail operations during the first six months of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Management expects the margins to hold or improve, but there are no assurances due to the unknown direction of the RV industry fundamentals and competition within the industry.

Selling, General Administrative and Other Expenses-2001 compared with 2000

Selling, General and Administrative and Other Expenses increased by approximately $1,305,000 for the six months ended June 30, 2001 when compared to the same period in 2000. Selling, general administrative and other expenses increased to 11.2% as a percentage of sales when compared to 7.8% for the six months ended June 30, 2000.

For manufacturing operations, S, G & A and other expenses increased $24,000 to $2,790,000 and increased as a percentage of sales from 8.8% to 7.8% due to the decline in sales base.

Retail operations' S, G & A and other expenses were $1,281,000 or 18.4% of sales. Retail operations typically have a higher percentage of expenses in these areas due to the nature of the business versus manufacturing operations. For instance, the retail operations incurred $320,000 of interest charges related to the flooring of inventory during the period.

Income Before Taxes - 2001 Compared to 2000

Income tax expense was $172,000 for the six months ended June 30, 2001 as
compared to $986,000 in the comparable period of 2000.    Income taxes are
provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of June 30, 2001, the Company had working capital of $16,884,000 compared to $16,689,000 at December 31, 2000. The $195,000 increase in working capital is primarily due to a $1,286,000 decrease in accounts payable, a $1,047,000 increase in cash, offset by a $2,061,000 decrease in accounts receivable.

Capital expenditures during the first six months of 2001 were $221,000. Management anticipates an increase in the rate of capital expenditures for the remainder of 2001 related to refurbishment and expansion of the production facilities and related production equipment. The anticipated increases are expected to be incurred when the Company begins construction of a new facility.

Cash flows from financing activities for the six months ended June 30, 2001 consists primarily of stock repurchases of $102,000 and repayment of short-term debt of $167,000 related to the Company's insurance policies. The Company will buy back stock in the open market from time to time when the market price is deemed to be appropriate by management. Future repurchases of common stock for the remainder of 2001 is not expected to be significant.

As of June 30, 2001 the Company has a $3,500,000 line of credit with a bank which can be used for working capital purposes. The line expires on October 1, 2001, at which time the Company anticipates having similar financing arrangements available. Under this line of credit, $283,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workmen's compensation insurance in California. At June 30, 2001, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of June 30, 2001.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with an $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (7.75% at June 30, 2001). All borrowings are secured by the Ford merchandise. The outstanding balance included in accounts payable at June 30, 2001 was $2,084,000.

The Company has a line of credit with a financial institution for financing purchases of inventory for its retail operations. The line of credit has a limit of $7,500,000 and borrowings under the line bear interest at an annual rate of prime plus .5% (7.25% at June 30, 2001). All borrowings are secured by inventory held by the Company's retail operations. The balance outstanding at June 30, 2001 was $7,000,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2001, including payments related to the expansion plans at the California and Arizona facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement NO. 141, Business Combinations, and Statement NO. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definate useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

The Company is required to adopt the provisions of Statement 141 immediately, except with the regard to the business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combinations completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not expect the adoption of Statement 141 and 142 to have a significant impact on the statement of financial position or result of operations.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which Management believes reduces the risk of interest rate fluctuations. A 1% increase/decrease in interest rates would result in less than $70,000 of increase/decrease in interest expense.

Part II - Other Information

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company, in some cases, at dealer
cost plus unpaid interest in the event of default by the dealer.   During
2000, 1999 and 1998 the Company repurchased approximately $4,190,000, $1,973,000 and $832,000 respectively, of motorhomes under these agreements. At June 30, 2001 and December 31, 2000, approximately $28,700,000 and $26,700,000, respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are also a number of states statutes which require the repurchasing of motorhomes whenever a dealership is terminated.

Legal Proceedings - The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters will not have a material effect on its financial statements or results of operations.

Subsequent Events - On July 18, 2001, a fire broke out at the Company's manufacturing plant in Lancaster, California. The fire was quickly contained and there were no injuries. The Company was back in production within 2 days. Damages are estimated between $1,500,000 and $2,000,000 and are fully covered by insurance, with the exception of a minimal deductible.

                            REXHALL INDUSTRIES, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex            By /S/J. Michael Bourne
(Signature and Title)*           (Signature and Title)*
William J. Rex, President,       J. Michael Bourne,
CEO & Chairman                   Executive V.P., COO,
Date: August 15, 2001            Acting CFO
                                 Date: August 15, 2001


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: August 15, 2001

By /S/ Donald C. Hannay, Sr.
(Signature and Title)*
Donald C. Hannay, Sr.
Vice President of Sales & Marketing
Director
Date: August 15, 2001

By /S/ Robert A. Lopez
(Signature and Title)*
Robert A. Lopez
Director
Date: August 15, 2001

By /S/ Frank A. Visco
(Signature and Title)*
Frank A. Visco
Director
Date: August 15, 2001

By /S/ Dr. Dennis K. Ostrom
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: August 15, 2001