Form 10-Q
period 2001-09-30
REXHALL INDUSTRIES INC
filed 2001-11-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                                 FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934



For Quarter Ended September 30, 2001        Commission file number: 0-17824


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

                   Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,036,350 as of 11/14/01.

REXHALL INDUSTRIES, INC.

INDEX

PART 1 - FINANCIAL INFORMATION                                  PAGE NUMBER

 Item 1.

 Financial Statements (Unaudited):

    Condensed Consolidated Balance Sheets at September 30, 2001         3
    and December 31, 2000

    Condensed Consolidated Statements of Operations for the
    three and nine months ended September 30,2001
    and September 30, 2000                                              4-5

    Condensed Consolidated Statements of Cash Flows
    for the nine months ended September 30, 2001
    and September 30, 2000                                              6

    Notes to Condensed Consolidated Financial Statements
    as of September 30, 2001                                            7-8

  Item 2.

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                       9-12

 Item 3.

    Quantitative and Qualitative Disclosure about Market Risks          13

PART II - OTHER INFORMATION

   Repurchase Agreements                                                13

   Legal Proceedings                                                    14

   Signatures                                                           15

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.  CONDENSED CONSOLIDATED BALANCE SHEETS

 ASSETS                                        (Unaudited)       (Audited)
                                               September 30     December 31
                                                  2001             2000
  CURRENT ASSETS
    Cash                                     $ 4,439,000       $ 3,427,000
    Accounts Receivable - Net                  2,099,000         5,832,000
    Inventories                               21,457,000        22,475,000
    Income Tax Receivable                        642,000           281,000
    Deferred Income Taxes                        821,000           821,000
    Other Current Assets                         184,000           340,000
         Total Current Assets                 29,642,000        33,176,000

    Property and Equipment - Net               6,005,000         6,152,000

    Property Held for Sale                       123,000           127,000
    Other Assets                                 153,000           154,000

           TOTAL ASSETS                      $35,923,000       $39,609,000

  LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts Payable                         $ 4,013,000       $ 6,773,000
    Notes Payable and current portion
    of long-term debt                          6,371,000         6,638,000
    Warranty Reserve                             654,000           837,000
    Accrued Legal                                655,000           445,000
    Dealer Incentives                            853,000           732,000
    Other Accrued Liabilities                    499,000           691,000
    Accrued Compensation and Benefits            280,000           371,000

          Total Current Liabilities          $13,325,000       $16,487,000

    Deferred Income Tax Liabilities               55,000            55,000

    Long-Term Debt, less current portion         679,000           705,000

TOTAL LIABILITIES                             14,059,000        17,247,000

  SHAREHOLDERS' EQUITY
    Preferred Stock - no par value;
    Authorized 1,000,000 shares; No
    shares outstanding at September 30, 2001
    and December 31, 2000                           ---                ---

    Common Stock - no par value;
    Authorized 10,000,000 shares; issued and
    outstanding 3,036,000 and 3,057,000
    shares at September 30, 2001
    and December 31, 2000                     6,139,000         6,241,000
    Loan receivable from exercise
    of options                                  (49,000)          (57,000)
    Retained Earnings                        15,774,000        16,178,000
           TOTAL SHAREHOLDERS' EQUITY        21,864,000        22,362,000
           TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY             $35,923,000       $39,609,000

    See accompanying notes to condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                                                Three Months Ended
                                    September 30, 2001     September 30, 2000

Net Revenues                          $ 13,925,000           $ 12,488,000

Cost of Sales                           12,590,000              9,944,000

Gross Profit                             1,335,000              2,544,000

Selling, General, Administrative
Expenses and Other Expenses              2,423,000              1,661,000

Income (Loss) Before Income Taxes       (1,088,000)               883,000

Income Tax Expense (Benefit)              (433,000)               385,000

Net Income (Loss)                     $   (655,000)          $    498,000

Basic and Diluted Net Income
(Loss) per Common Share               $       (.22)          $       0.16

Weighted Average
Shares Outstanding -
Basic and Diluted                        3,036,000              3,096,000



      See accompanying notes to condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

  REXHALL INDUSTRIES, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)


                                              Nine Months Ended
                                 September 30, 2001       September 30, 2000

Net Revenues                         $ 50,287,000           $ 47,983,000

Cost of Sales                          44,458,000             40,363,000

Gross Profit                            5,829,000              7,620,000

Selling, General, Administrative
Expenses and Other Expenses             6,494,000              4,427,000

Income (Loss)  Before Income Taxes       (665,000)             3,193,000

Income Tax Expense (Benefit)             (261,000)             1,371,000

Net Income (Loss)                    $   (404,000)          $  1,822,000

Basic and Diluted Net Income
(Loss) Per Share                     $       (.13)          $       0.58

Weighted Average
Shares Outstanding -
Basic and Diluted                       3,043,000              3,144,000


     See accompanying notes to condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

  Item 1. - Condensed Consolidated Financial Statements

REXHALL INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Nine Months Ended
                                      September 30, 2001   September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                       $  (404,000)          $ 1,822,000
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
Operating Activities:
     Depreciation and Amortization          306,000               372,000
     Gain on Sale of Property,
     Plant and Equipment                     (3,000)                  ---
     Provision for Deferred Income Tax          ---               164,000
     (INCREASE) DECREASE IN:
     Accounts Receivable                  3,733,000             2,843,000
     Inventories                          1,018,000            (1,349,000)
     Income Tax Receivable                 (361,000)                  ---
     Other Assets                           157,000               115,000
     INCREASE (DECREASE) IN:
     Accounts Payable                    (2,760,000)           (3,531,000)
     Warranty Reserve                      (183,000)             (200,000)
     Accrued Legal                          210,000              (287,000)
     Other Current Liabilities             (116,000)              (93,000)
     Dealer Incentives                      121,000              (150,000)

     Net cash provided by (used in)
     operating activities                 1,718,000              (294,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment        (237,000)           (1,192,000)
Proceeds from the Sale of Property,
Plant and Equipment                          85,000                   ---

     Net cash used in investing activities (152,000)           (1,192,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt                 (26,000)              (22,000)
Repayment of short-term debt               (434,000)              (71,000)
Proceeds from Exercise of Stock Options       8,000                   ---
Repurchase and retirement of stock         (102,000)             (484,000)

     Net cash used in financing activities (554,000)             (577,000)

NET INCREASE (DECREASE) IN CASH           1,012,000            (2,063,000)

BEGINNING CASH BALANCE                    3,427,000             6,330,000

ENDING CASH BALANCE                     $ 4,439,000           $ 4,267,000

PART I - FINANCIAL INFORMATION


  Item 1.

                           REXHALL INDUSTRIES, INC.
         Notes to the Condensed Consolidated Financial Statements

                            September 30, 2001

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

Earnings Per Share

Basic earnings per share represents net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income (loss) divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common stock options, if any. No options were outstanding during the periods ended September 30, 2001 and 2000.


3. Details of Inventory:             September 30, 2001     December 31, 2000

    Raw Material                         $ 5,121,000          $ 6,561,000
    Work-in-Progress                       1,370,000            1,810,000
     Finished Goods - Manufacturing        7,931,000            6,579,000
    Finished Goods - Retail Operations     7,035,000            7,525,000

        TOTAL                            $21,457,000          $22,475,000

4. Segment Information:

The Company's reportable business segments are manufacturing and retail
operations.   Management evaluates segment performance based primarily on revenue and net income (loss).

Segment information is summarized as follows (in thousands):


                                               Three Months Ended
                                   September 30, 2001     September 30, 2000
Net Revenues:
     Manufacturing                        $12,674             $12,488
     Retail Operations                      1,822                 ---
     Intercompany Elimination                (571)                ---
                                          $13,925             $12,488
Net Income (Loss):
     Manufacturing                        $  (497)            $   498
     Retail Operations                       (168)                ---
     Intercompany Elimination                  10                 ---
                                          $  (655)            $   498


                                                  Nine Months Ended
                                   September 30, 2001     September 30, 2000
Net Revenues:
     Manufacturing                        $ 44,425            $ 47,983
     Retail Operations                       8,802                 ---
     Intercompany Elimination               (2,940)                ---
                                          $ 50,287            $ 47,983
Net Income (Loss):
     Manufacturing                        $    (22)            $  1,822
     Retail Operations                        (392)                ---
     Intercompany Elimination                   10                 ---
                                          $   (404)           $  1,822


                                    September 30, 2001     December 31, 2000
Total Assets:
     Manufacturing                        $ 30,404            $ 33,311
     Retail Operations                       7,370               9,181
     Intercompany Elimination               (1,851)             (2,883)
                                          $ 35,923            $ 39,609


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

Results of Operations

Comparison of the Three Months ended September 30, 2001 to the Three Months ended September 30, 2000:

Revenues - 2001 compared with 2000

Net Revenues were $13,925,000 for the third quarter ended September 30, 2001 compared to $12,488,000 for the same quarter in the prior year. The third quarter sales in 2001 represented a 11.5% increase from the comparable quarter of 2000. Net units sold for the third quarter 2001 were 169 new and 5 used motorhomes along with 7 towables as compared to 171 new motorhomes for the same period of 2000.

Net revenues for the manufacturing operations were $12,674,000 on net shipments of 158 units, which were up 1% and down 8%, respectively, when
compared to the third quarter of 2000.   Wholesale shipments of the Company's
gas motorhomes were down 36%, while diesel motorhome shipments were up 100% when compared to last year's third quarter. The decrease in net shipments is primarily attributable to an industry-wide decline in Class "A" shipments of 10% when compared to last year. The events of September 11, 2001 had a major effect on shipments in September, which were approximately 30% of the 2001 monthly average. This was compounded by the continuing difficulty of poor RV industry fundamentals of weakened consumer confidence and a tightening of credit which are creating an overall down market. Management cannot determine when these conditions will improve.

Retail operations generated net revenues of $1,822,000 on sales of 9 new
motorhomes, 5 used motorhomes, and 7 towables.   Since the Company did not
have retail operations in the third quarter of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Gross Profit - 2001 compared with 2000

Gross Profit as a percentage of sales was 9.6% for the quarter ended September 30, 2001 as compared to 20.4% for the same period in the prior year. Gross profit for the third quarter decreased to $1,335,000 from $2,544,000 for the same quarter last year, which is a decrease of $1,209,000 or 47.5%.

Gross profit for manufacturing operations decreased to $1,257,000 from $2,544,000 for the same quarter in 2000, which is a decrease of $1,287,000 or
50.6%.  Gross margin was 9.9% as compared to 20.4% last year.   A $392,000
write-down of finished goods inventory was recorded as of September 30, 2001 to properly reflect lower-of-cost or market inventory valuations. Additionally, the decrease in gross margin was attributable to higher material and overhead costs absorbed by each unit. The decrease in units sold created a smaller absorption base for manufacturing overhead. The nature of these costs is less variable than direct materials and labor, so overhead absorption suffers in periods of declining shipments.

Retail operations' gross profit was $62,000 with a gross margin of 3.4%. A $136,000 write-down of finished goods inventory was recorded as of September 30, 2001 to properly reflect lower-of-cost or market inventory valuations. Since the Company did not have retail operations in the third quarter of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Management expects the margins in the fourth quarter to be similar to the third quarter, so the year-to-date margins should decrease slightly, but there are no assurances due to the unknown direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses-2001 compared with 2000

Selling, General Administrative and Other Expenses were $2,423,000 and $1,661,000 for the third quarter ended September 30, 2001 and 2000, respectively. The percentage of sales for the three months ended September 30, 2001 is 17.4% compared to 13.3% for the same period in 2000.

For manufacturing operations, S, G & A and other expenses increased $423,000 to $2,084,000, and increased as a percentage of sales from 13.3% to 16.4%. The increase is primarily related to an increase in bad debt and legal reserves, partially offset by reduced officer's bonus and dealer incentives.

Retail operations' S, G & A and other expenses were $339,000 or 18.6% of
sales.    The Company's retail operations tend to be seasonal in nature with higher revenues in the first and fourth quarters. Cost reductions were implemented in the second quarter of 2001, however, due to the lower sales base, S, G & A as a percentage of sales is higher in the "off season". Additionally, retail operations typically have a higher percentage of expenses than manufacturing operations in these areas due to the nature of the business. For instance, the retail operations incurred $147,000 of interest charges related to the flooring of inventory during the period. Intercompany eliminations account for the difference between the total
S,G, & A and other expenses and the sum of manufacturing and retail operations.

Income Taxes - 2001 compared with 2000

Income tax benefit was $433,000 for the quarter ended September 30, 2001 as compared to income tax expense of $385,000 in the third quarter of 2000 reflecting the decrease in income (loss) before income taxes. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to pre-tax income for the period. The effective tax rate is subject to ongoing review and evaluation by management.

Results of Operations

Comparison of the Nine Months ended September 30, 2001 to the Nine Months ended September 30, 2000:

Revenues - 2001 compared with 2000

For the nine months ended September 30, 2001, net revenues were $50,287,000 compared to $47,983,000 for the same period in the prior year. This represents a 4.8% increase from the prior year. Net units sold for the nine months ended September 30, 2001 were 616 new and 48 used motorhomes along with 107 towables compared to 664 new motorhomes for the nine months ended September 30, 2000.

Net revenues for the manufacturing operations were $44,425,000 on net shipments of 563 units compared to $47,983,000 on net shipments of 664 for the nine months ended September 30, 2000. This represents a decrease of 7% and 15%, respectively. Wholesale shipments of the Company's gas motorhomes were down 36%, while diesel motorhome shipments were up 88% when compared to the same period in 2000. The decline in net revenues is primarily attributable to an industry-wide decline in Class "A" shipments of 23% when compared to last year. Poor RV industry fundamentals of weakened consumer confidence, a tightening of credit and high fuel costs continue to be the drivers of the overall down market. The events of September 11, 2001 only compounded this difficult market and add to the uncertainty of the next quarter. Management cannot determine when these conditions will improve. Retail operations generated net revenues of $8,802,000 on sales of 51 new
motorhomes, 48 used motorhomes, and 107 towables.   Since the Company did not
have retail operations during the first nine months of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Gross Profit - 2001 compared with 2000

Gross Profit was 11.6% for the nine months ended September 30, 2001 compared to 15.9% for the same period in the prior year.

Gross profit for manufacturing operations decreased to $4,838,000 from $7,620,000 for the same period in 2000, which is a decrease of $2,782,000 or 36.5% Gross margin was 10.9% as compared to 15.9% last year. The decrease in gross margin was attributable to lower sales and higher material and overhead costs absorbed by each unit. The decrease in sales created a smaller absorption base for manufacturing overhead. The nature of these costs is less variable than direct materials and labor, so overhead
absorption suffers in periods of declining sales.   Additionally, a  $392,000
write-down of finished goods inventory was recorded as of September 30, 2001 to properly reflect lower-of-cost or market inventory valuations.

Retail operations' gross profit was $975,000 with a gross margin of 11.1%. A $136,000 write-down of finished goods inventory was recorded as of September 30, 2001 to properly reflect lower-of-cost or market inventory valuations. Since the Company did not have retail operations during the first nine months of 2000, no comparisons can be made. Intercompany eliminations account for the difference between the total net revenues and the sum of manufacturing and retail operations.

Management expects the margins in the fourth quarter to be similar to the third quarter, so the year-to-date margins should decrease slightly, but there are no assurances due to the unknown direction of the RV industry fundamentals and competition within the industry.

Selling, General Administrative and Other Expenses - 2001 compared to 2000

Selling, General Administrative and Other Expenses were $6,494,000 and $4,427,000 for the nine months ended September 30, 2001 and 2000, respectively. The percentage of sales for the nine months ended September 30, 2001 is 12.9% compared to 9.2% for the same period in 2000.

For manufacturing operations, S, G & A and other expenses increased $447,000 to $4,874,000 and increased as a percentage of sales from 9.2% to 11.0% due to the decline in sales base. The increase is primarily related to an increase in bad debt, research and development and legal expenses, partially offset by a reduction in officer's bonus, dealer incentives and advertising.

Retail operations' S, G & A and other expenses were $1,620,000 or 18.4% of sales. Retail operations typically have a higher percentage of expenses in these areas due to the nature of the business versus manufacturing operations. For instance, the retail operations incurred $467,000 of interest charges related to the flooring of inventory during the period.

Income Taxes - 2001 compared with 2000

Income tax benefit for the nine months ended September 30, 2001 was $261,000 as compared to income tax expense of $1,371,000 for the same period in the prior year reflecting the decrease in income (loss) before income taxes. Income taxes are provided based upon the estimated effective rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansion. As of September 30, 2001 the company had working capital of $16,347,000 compared to $16,317,000 at December 31, 2000. The $372,000 decrease in working capital is primarily due to a $3,733,000 decrease in accounts receivable, a $1,018,000 decrease in inventory partially offset by a $2,760,000 decrease in accounts payable and a $1,012,000 increase in cash.

Capital expenditures during the first nine months of 2001 were $237,000. Management anticipates capital expenditures for the remainder of 2001 to be minimal for refurbishment and expansion of certain production facilities and production equipment. Management expects capital expenditures to increase in 2002 when the Company begins construction of a new facility.

Cash flows from financing activities for the nine months ended September 30, 2001 consisted primarily of stock repurchases of $102,000 and repayment of short-term debt of $434,000 related to financing of the Company's insurance policies and retail inventory. The Company will buy back stock in the open market from time to time when the market price is deemed to be appropriate by management.

As of September 30, 2001 the Company has a $2,500,000 line of credit with a bank which can be used for working capital purposes. The line expires on September 27, 2003. Under this line of credit, $283,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At September 30, 2001, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of September 30, 2001.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with an $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (7.0% at September 30, 2001). All borrowings are secured by the Company's assets. The outstanding balance included in accounts payable at September 30, 2001 was $1,341,000.

The Company has a line of credit with a financial institution for financing purchases of inventory for its retail operations. The line of credit has a limit of $7,500,000 and borrowings under the line bear interest at an annual rate of prime plus 0.5% (6.5% at September 30, 2001). All borrowings are secured by inventory held by the Company's retail operations. The balance outstanding at September 30, 2001 was $6,337,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2001 primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement NO. 141, Business Combinations, and Statement NO. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

The Company is required to adopt the provisions of Statement 141 immediately, except with the regard to certain business combinations initiated prior to July 1, 2001 and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combinations completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not expect the adoption of Statement 141 and 142 to have a significant impact on the statement of financial position or result of operations.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
This pronouncement provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company presently intends to adopt SFAS No. 144 effective January 1, 2002 and does not expect adoption of these standards to have a material effect on the consolidated financial statements.

Forward-Looking Statements

Our statements of our intentions, expectations or future conditions are "forward-looking statements" based on assumptions and on facts known to us today. We do not intend to update our assumptions or this report. Rexhall's business is seasonal, and sales typically will be decreasing now, and economic factors are further depressing the industry sales. Low interest rates, low unemployment, and ready availability of motor fuel have in the past been associated with favorable recreational vehicle sales. Recent reports of decreased consumer confidence, together with the events of September 11,
2001, are depressing the market and may reduce future sales.   Many of
Rexhall's competitors are substantially larger, and many of its suppliers and dealer's also have greater economic power, with greater ability to withstand adversity. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. The Company's line of credit permits a combination of fixed and variable rates at the Company's option, which Management believes reduces the risk of interest rate fluctuations. A 1% increase/decrease in interest rates would result in less than $65,000 of increase/decrease in interest expense.

Part II - Other Information

Repurchase Agreements - Motorhomes purchased under financing agreements by dealers are subject to repurchase by the Company, in some cases, at dealer
cost plus unpaid interest in the event of default by the dealer.   During
2000, 1999 and 1998 the Company repurchased approximately $4,190,000, $1,973,000 and $832,000 respectively, of motorhomes under these agreements. At September 30, 2001 and December 31, 2000, approximately $22,724,000 and $26,700,000, respectively, of dealer inventory is covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. There are also a number of state statutes which require the repurchasing of motorhomes whenever a dealership is terminated.

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

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex                      By /S/Dawn Diaz
Signature and Title)*                     (Signature and Title)*
William J. Rex, President, and             Chief Financial Officer
CEO & Chairman                             Date:  November 14, 2001
Officer
Date: November  14, 2001


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: November 14, 2001

By /S/ Donald C. Hannay, Sr.
(Signature and Title)*
Donald C. Hannay, Sr.
Vice President of Sales & Marketing
Director
Date: November 14, 2001

By /S/ Robert A. Lopez
(Signature and Title)*
Robert A. Lopez
Director
Date: November 14, 2001

By /S/ Frank A. Visco
(Signature and Title)*
Frank A. Visco
Director
Date: May 14, 2001

By /S/ Dr. Dennis K. Ostrom
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: November 14, 2001