Form 10-K
period 2001-12-31
REXHALL INDUSTRIES INC
filed 2002-04-02
CIK 850476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------
                                    FORM 10-K
                                   (Mark One)
[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 2001
                                       OR
[]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] (No fee required)

            For the Transition period from       to
                                           -----    -----

                         Commission file number: 0-10067

                        ---------------------------------
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

                                Yes x   No
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 15, 2002 the aggregate market value of voting stock held by non-affiliates was approximately $11,628,500. Shares of common stock held by each officer, director and holder of 5% or more of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates. Total shares of common stock held by those deemed to be affiliates at March 15, 2002 totaled 1,673,000. This determination of affiliate status is not necessarily a conclusive determination of other purposes.

As of March 15, 2002 there were 3,057,350 shares of the Registrant's common stock outstanding.

                                     PART I
Item 1. Business

           Rexhall Industries, Inc. (the "Company") designs, manufactures and sells Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities. In June 2000, the Company incorporated a wholly owned subsidiary, Price I, Inc., dba, Price One RV, to operate a retail dealership for Class A motorhomes and other recreational vehicles. In December 2001, the Company ceased its retail operations. As used herein, the "Company" refers to Rexhall Industries, Inc. and subsidiary and the predecessor partnership.

           The Company produces all of its products from its manufacturing facility in Lancaster, California, which also serves as its Corporate Headquarters.

Class A Motorhomes
------------------

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

           Class A motorhomes are different from mobile homes, which are manufactured housing designed for permanent or semi-permanent residential dwelling and, although movable, are not used for transportation. Class A motorhomes are also different from other recreational vehicles, such as Class B van campers, which are smaller and do not provide all of the features that typically are standard on Class A motorhomes; Class C mini-low profile and compact motorhomes, which are built on a van or small truck chassis that is supplied with an engine and finished cab section and are differentiated by size; and travel trailers, which are non-motorized vehicles designed to be towed by automobiles, pick-up trucks and vans, and generally by law may not be used as living quarters unless stationary. Travel trailers are further classified as conventional, fifth wheel and park trailers and generally are differentiated by the method and vehicle employed for towing, size configuration and use. Other recreational vehicle categories include folding camping trailers, truck campers and van conversions.

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

Industry
--------

       Source of Information: Recreation Vehicle Industry Association in Reston, Virginia

        The following table sets forth comparisons of units and dollar sales of all recreational vehicles and Class A motorhomes in the United States compared with units and dollar sales of the Company during the years ended
December 31, 2001, 2000 and 1999:

                                                                        % Change                                    % Change
                                                 Unit                 From Prior               Revenues           From Prior
                                                Sales                       Year                (000)                   Year
                                                -----                       ----                -----                   ----

Total Recreational Vehicles
           2001                               321,000                     (23.3%)           8,760,483                 (20.8%)
           2000                               418,300                     (11.7%)          11,055,173                 (11.2%)
           1999                               473,800                        .4%           12,452,384                    .5%

Class A Motorhomes
           2001                                33,400                     (18.5%)           3,486,492                  (9.5%)
           2000                                41,000                     (17.0%)           3,854,123                 (12.3%)
           1999                                49,400                      15.2%            4,394,722                   5.2%

Rexhall Industries, Inc.
           2001                                   726                     (20.2%)              56,680                 (15.3%)
           2000                                   910                     (27.1%)              66,957                 (21.0%)
           1999                                 1,249                      11.3%               83,714                  17.3%

           Approximately 77 million Americans were born between the years of 1946 and 1964. Commonly known as "baby boomers", this demographic fact accounts for what the Company believes to be a rapidly growing population of potential Class A motorhome purchasers. Typically, Class A motorhome buyers are over the age of 60, however, increasing disposable income in the 40 to 60 year old age group is growing the potential Class A market. The Company's continued product development combined with the unified efforts of the RV industry as a whole to capture the attention of this buying demographic, would indicate significant future growth potential for the Company.

The Company's Motorhomes
------------------------

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

           The Company currently offers five lines of Class A motorhomes. The product lines are RoseAir, Rexair, Aerbus, Vision and American Clipper.

           The Company's Class A line offers many models and floor plans with multiple decors. These various models come with the following chassis and engine types (see below Raw Materials and Chassis):

     - Ford F-53 chassis with a V-10 310 H.P. electronically fuel injected engine

     -    Workhorse chassis with the 340 H.P. General Motors Vortec engine

     - Spartan Mountain Master chassis with a 330, 350 or 370 H.P. diesel engine

     -    Spartan Summit chassis with a 260 H.P. diesel engine

           Models range in size from an overall length of approximately 27 feet to approximately 39 feet with wheelbase ranging from 178 inches to 252 inches. All models have an overall maximum width of eight and one half feet (102" widebody) with a height (with air conditioner) of just under twelve feet.

           In addition to size of chassis, RoseAir, RexAir, Aerbus, Vision and American Clipper models are differentiated by exterior graphics, floor plans and sleeping accommodations. Depending on the model, each motorhome is equipped to sleep four to six adults comfortably. Standard features and equipment on all Rexhall models include a 70 or 100 gallon fuel tank (depending on chassis and model), halogen headlights, dash air conditioning, power steering, automatic transmission, radial tires, stabilizing air bags, 34,000 or 35,000 BTU furnace, water heater, batteries mounted on a slide-out tray for easy access and service and a powered entry step. Standard interior features include a double door flush mounted refrigerator/freezer, three burner range with automatic pilot light, large two bowl kitchen sink, toilet, fiberglass shower surround, bathroom sink, coordinating designer accents, day/night shades. Additional standard equipment includes a television, television antenna, AM/FM stereo radio with cassette player, auxiliary power generators, microwave oven, roof air conditioners, and videocassette recorder. Optional equipment items that may be ordered include a back up camera, washer and dryer, hydraulic leveling jacks, electric and heated mirrors, 50 AMP service, ice maker, entertainment center, satellite dish, patio awning, ducted roof air conditioning, dual pane windows and a simulated fireplace. Some models may vary in standard equipment.

           Suggested retail prices of RoseAir, Rexair, or Aerbus models with standard equipment range from $83,000 to $183,000 and fully equipped with available options from $92,000 to $198,000. Suggested retail prices for the Vision and American Clipper models (entry level) with standard equipment range from approximately $70,000 to $88,000. In 2000, the Company introduced two new entry level diesel products, the American Clipper ES and the Vision ES diesel pushers. The initial marketing strategy dictated a Manufacturer's Suggested Retail Price (MSRP) of $90,000 with no optional equipment available, but a few options are now available.

Specialty Vehicles
------------------

           In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users, some of which include mobile command posts for police and fire departments and mobile classrooms. Also, some of our specialty units are modified to be wheelchair accessible. During 2001, 2000, and 1999, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no intention of phasing out its specialty vehicle business, it anticipates that such business will constitute a low percentage of the Company's overall revenues in the future.

Production
----------

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

           Seamless, gel-coated fiberglass is vacuum bonded to a steel frame to form the exterior walls; additionally, the roof wall is vacuum bonded. When all the exterior walls are in place, polyurethane foam insulation is sprayed inside the ceiling radius to fill voids and further bond the exterior shell to the frame. Exterior doors and interior decorative wallboard complete the basic construction. Vehicle components, cabinet work, auxiliary power units, appliances, plumbing fixtures, floor coverings, window treatments, hardware, furniture and furnishings are then added. These components are generally purchased in finished form from various suppliers, none of which are a sole source.

           The Company manufactures its own driver-side doors, compartment doors, bumpers, cabinet work, draperies, fiberglass parts and also makes some of the furniture used in its motorhomes. The Company plans to continue this practice of producing many of the components and certain of the production equipment used in the manufacturing of its motorhomes as long as such practice is practical and results in cost savings and better quality.

           The Company operated one production shift, producing an average of 57 units per month during 2001. Total gross units produced in 2001 was 687 units. Increases in production can be achieved at a relatively low incremental cost on the existing production shift by increasing the number of production employees.

Raw Materials and Chassis
-------------------------

           The principal raw materials used in the manufacturing process are steel, fiberglass, aluminum, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

           The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front engine gas chassis from Ford Motor Company (Ford) and Workhorse Custom Chassis, LLC (formerly, part of GM Corporation). Rear engine diesel pushers are purchased from Spartan Motors. The Company acquires Ford products under a converter's agreement which is used by the Company to purchase the chassis with financing provided by the supplier's affiliate. The financing provided to obtain Ford chassis under the converter's agreement bears interest at the rate of prime plus 1% (5.75% at December 31, 2001) and is secured by the Ford merchandise. Upon starting production of the motorhome, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. The chassis from Spartan and Workhorse have net 30-day terms. Approximately 65% of all chassis were purchased from Ford.

           As is standard in the industry, arrangements with chassis suppliers provide that either the Company or the chassis supplier may terminate their relationship at any time. To date, the Company has not experienced any substantial shortages of chassis. The recreational vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. If Ford were to discontinue the manufacturing of motorhome chassis or substantially reduce the current chassis allocation, or if as a group all of the Company's chassis suppliers significantly reduced the availability of chassis to the industry, the Company could be adversely affected.

           Diesel pusher production increased considerably in 2001 as a percent of the Company's overall production. This has resulted in increased diesel chassis orders. Production capabilities of Spartan Motors appear sufficient to meet the anticipated demand in 2002.

Sales and Distribution
----------------------

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

           The Company's contingent liability under the repurchase agreements is limited to the total unpaid balance (including, in some cases, interest and other charges) owed to the lending institution by reason of its extension of credit to the dealer to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments and dealer sales to end-users. At December 31, 2001 and 2000, the Company's contingent liability was approximately $23,900,000 and $26,700,000 respectively. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal at the gross margin level, upon resale of the units.

Advertising and Promotion
-------------------------

           The Company advertises its motorhomes to consumers in recreational vehicle magazines and to dealers in trade publications and also uses point-of-purchase promotional materials. Its promotional activities generally consist of participation at major recreational vehicles shows (e.g., California RV Show in Pomona, California; RVIA Trade Show in Louisville, Kentucky; and Tampa Super Show in Florida) held during the year, as well as local recreational vehicles shows held by its dealers. The company also advertises its product on the World Wide Web under the following site: http://www.rexhall.com. E-Mail responses from consumers show great promise for this advertising media.

Seasonality and Backlog
-----------------------

           The recreational vehicle business generally has been seasonal with most sales occurring in the months of February through October, with November through January sales generally being considerably slower.

           Historically, the Company has not maintained a significant inventory of finished motorhomes. Production is based on dealer orders and shipments which usually occur within four to eight weeks of the receipt of an order. At December 31, 2001, 2000 and 1999, the Company's backlog of dealer orders was $15,133,000, $6,351,000 and $9,724,000 respectively. The Company believes that backlog is not necessarily a reliable indication of future sales because dealer orders fluctuate and, by industry customs, may be canceled without penalty.

Product Warranty
----------------

           The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for twelve months or 12,000 miles and a limited structural warranty on the steel cage for five years or 50,000 miles, both are measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $1,070,000, $900,000 and $1,386,000 for the years ended December 31, 2001, 2000, and 1999 respectively. In most cases, warranty work is performed by a member of the Company's dealer network or by the Company's own service facilities in Lancaster, California and Mesa, Arizona. Management believes that the Service Center allows the Company the benefit of providing better customer service and satisfaction.

Competition and Other Business Risks
------------------------------------

           Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for 15 years and competes with many manufacturers (such as Monaco, Fleetwood, National RV, Damon, Winnebago, Thor Industries, and Coachman), several having multiple product lines of Class A motorhomes and other recreational vehicles and most being larger and having substantially greater financial and other resources than the Company. The Company sells motorhomes in most of the 50 states. Additionally, the Company sells to dealers in Canada and Europe. The Company believes that the quality, design and value offered by its motorhomes to be appealing to the consumer market.

           The Company, like others in the recreational vehicle industry, is dependent upon the availability of chassis from both Ford, Workhorse Chassis, LLC (formerly part of GM), and Spartan and upon terms of financing to dealers and retail purchasers.

           Substantial increases in interest rates, the tightening of credit, a general economic downturn or other factors negatively affecting the amount of consumers' disposable income and confidence could have a material adverse impact on the Company's business. Shortage of gasoline, or a substantial increase in the price, has in the past had a materially adverse effect on the recreational vehicle industry as a whole and could have a materially adverse effect on the Company's business in the future.

Forward-Looking Statements & Risks
----------------------------------

           Our report contains forward-looking statements, usually expressed as our expectations, our plans, or our intentions. Backlogs and indications of future economic conditions are forward-looking statements. These are based on assumptions and on facts known to us today, and we do not intend to update statements in this report. Rexhall's business is both seasonal and cyclical. Its business is also subject to increases in materials costs, and pricing and pressures on finished goods sales prices from substantially larger competitors, as well as labor disruptions, and adverse weather conditions. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when we have low interest rates, low unemployment, and ready availability of, and moderate prices for, motor fuel. Acts of war or terrorism may also have a negative impact on sales. Management intends to remain aware of these factors and react to them, but cannot control them or predict their timing or significance.

Regulation
----------

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

           The Company is a member of the RVIA (Recreational Vehicle Industry Association). This association has promulgated stringent standards for construction in connection with the manufacture of recreational vehicles. Each of the units manufactured by the Company has an RVIA seal placed upon it to certify that such standards have been met. The

Company's facility is periodically inspected by government agencies and the RVIA to ensure that the Company's motorhomes comply with applicable governmental and industry standards.

Patents and Trademarks
----------------------

           The Company claims "Rexhall(R)", "RoseAir", "Rexair(R)", "Aerbus", "Vision(R)", "American Clipper", "Anthem", "Concord" and "Minibus" as trademarks but believes its business is not dependent on these names or any other marketing device. The Company does not have any patents in the conduct of its business.

Employees
---------

           At December 31, 2001, the Company had a total of 325 employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties

           In December 1995, the Company completed construction and moved into a 87,000 square foot manufacturing facility on ten acres in Lancaster, California which serves as both a manufacturing facility and the Company's Corporate Headquarters. The facility was designed by management to insure efficiency and to specifically position the company with the opportunity to meet increased production demands. In September 1996, expansion construction began at the Lancaster site. The new addition, completed in the fourth quarter of 1997, provided an additional 19,320 square feet of production space. With other additions completed in 2000, the total square footage is now near 120,000 square feet. The Lancaster manufacturing plant is debt free with no mortgages on the facility.

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

           In September 1995, the Company purchased a 4.5-acre site located in Lancaster, California to serve as the Company's RV Service Center. The site contains a 40,000 square foot facility and was purchased from the City of Lancaster's Redevelopment Agency for $980,000. At December 31, 2001, the Company was indebted to the City of Lancaster Redevelopment Agency for an amount of $705,000 with interest at 5.93% per annum due through October 2015. From December 1997 until June 2001, the Company leased a portion of the facility to different third parties, which were major RV retail dealers.

           In September 1996, the Company purchased a 4,500 square foot facility located one mile east of Elkhart, Indiana. The facility has 1,500 square feet of office space and a 3,500 square feet warehouse area. At December 31, 2001, this property is available for sale.

           Rexhall Industries, Inc. has entered into a tentative agreement with the City of Lancaster to acquire 14 acres adjacent to its headquarters in Lancaster, California. The agreement will require Rexhall to provide jobs in the Lancaster Enterprise Zone in exchange for the property and tax credits. If Rexhall does not fulfill all covenants of the agreement by January 31, 2012, Rexhall might be required to pay $613,453, which is less than the present market value of the land. The Company might pay for the land in advance of receiving the credits, and will be reimbursed as the credits are earned. The purchase agreement is expected to be finalized in fiscal 2002 at which point the company plans to manufacture its own rear-engine, diesel chassis and a new motorhome design.

           In July 2000, the Company purchased approximately 4 acres in Mesa, Arizona to serve as a site for Price I, Inc. dba, Price One RV, which is a wholly owned subsidiary of the Company. The Company paid $809,000 for the land and a partially constructed commercial building located on the property. Another $410,000 was spent by the Company to complete the site for the retail sale and service of motorhomes. In December 2001, the Company ceased its retail operations, but continues to operate a service facility under the name Rexhall Service Center - Arizona.

           In December 2000, the Company and Mr. William J. Rex, President & CEO, purchased 1.7 acres in Acton, California for $401,000. The Company and Mr. Rex each paid 50% of the purchase price and will share equally in the construction of a building on the property. The Company plans on using its half of the land and building as an off-site prototype shop, while Mr. Rex intends to use his half for personal endeavors outside the Company's scope of business.

           The Company believes its facilities are adequate to meet its foreseeable needs.

Item 3. Legal Proceedings

           The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California was settled on October 2, 1998. Under the Settlement Agreement Rexhall paid $825,000 in cash, and issued one coupon per vehicle owned by members of the class for $1,250 towards the purchase of a new Rexhall vehicle or $200 toward service, parts and labor. New vehicle coupons expired on December 31, 2000 while service, parts, and labor coupons expired on December 31, 1999. Coupons were redeemable at Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. The total number of vehicles owned by class members was estimated at approximately 5,000. During 1997 the Company recorded a charge and established a liability of $1,590,000 related to this settlement. During the fourth quarter of 1999, the Company released $604,000 of the settlement reserve due to less than expected coupon redemption rates. At December 31, 2000, the Company had no remaining liability under the settlement agreement.

           Other than the above referenced case, the Company is a defendant in other various legal proceedings resulting from the normal course of business. In the opinion of company management, the resolution of such matters will not have a material effect on its financial statements or results of operations and have been adequately reserved for.

Item 4. Submission of Matters to a Vote of Security Holders

           No matter was submitted to the vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters

Market Information
------------------

           The Company's Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the NASDAQ National Market System. The Company's NASDAQ symbol is "REXL". The following table sets forth the range of high and low closing sale prices of a share of the Company's Common Stock in the over-the-counter market for each quarter since the first quarter of 1999 according to NASDAQ:

                        2001                                                High                    Low
                  ---------------                                           ----                    ---
                  Fourth Quarter                                           $ 7.20                 $6.99
                  Third Quarter                                              4.60                  4.30
                  Second Quarter                                             6.18                  5.70
                  First Quarter                                              4.75                  4.75

                          2000                                              High                   Low
                  -------------------                                       ----                   ---
                  Fourth Quarter                                          $  6.00                 $4.25
                  Third Quarter                                              5.44                  4.28
                  Second Quarter                                             9.13                  5.06
                  First Quarter                                             10.38                  7.75

                         1999                                               High                   Low
                  -------------------                                       ----                   ---
                  Fourth Quarter                                           $11.75                 $8.38
                  Third Quarter                                             12.62                  9.50
                  Second Quarter                                            12.26                  7.50
                  First Quarter                                              9.17                  7.62


Holders
-------

           At March 15, 2002, the Company had 60 shareholders of record.

Item 6. Selected Financial Data

           The following selected financial information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company included elsewhere herein. The following table presents selected historical financial data of the Company for each of the five fiscal years in the period from December 31, 1997 through December 31, 2001. The financial information as of and for each of the five years in the period ended December 31, 2001 were derived from audited financial statements of the Company.


Statement of Operations Data:
(in thousands, except share and per-share data)
                                                                                   Year Ended December  31,
                                                                       -----------------------------------------------------

                                                                       2001         2000          1999      1998        1997
                                                                       ----         ----          ----      ----        ----

Net Revenues                                                          $56,680      $66,957       $83,714   $71,454    $63,012

Cost of Goods Sold                                                     51,584       56,493        69,659    59,314     55,921
                                                                   ----------    ---------       -------   -------    -------

Gross Profit                                                            5,096       10,464        14,055    12,140      7,091

Selling, General and Administrative Expenses                            7,333        6,129         6,572     6,749      7,286

Restructuring Charge                                                      ---          ---           ---      (282)     1,042
                                                                  -----------    ---------      --------    -------   -------

Income (Loss) from Operations                                         (2,237)       4,335         7,483      5,673     (1,237)

Interest Income                                                          250          274           256        157          3

Interest Expense                                                        (181)        (448)         (208)      (101)      (134)

Legal Settlement                                                         ---          ---           604        ---     (1,590)

Other Income, net                                                        242          200           151        135         46

Gain on Sale of Fixed Assets                                              26          ---           573        ---        ---
                                                                 -----------     --------     ---------   --------   --------

Income (Loss) from Continuing Operations
   before Income Taxes                                                (1,900)       1,652         8,859      5,864     (2,912)

Income Taxes Expense (Benefit)                                          (603)       1,474         3,557      2,474     (1,077)
                                                                 -----------     --------     ---------   --------  ---------

Income (Loss) from Continuing Operations                              (1,297)       2,709         5,302      3,390     (1,835)

Income (Loss) from Discontinued Operations
     (net of applicable income tax benefit of $333,000
      and $268,000 in 2001 and 2002, respectively)                      (695)        (436)          ---        ---        ---
                                                                -------------    ---------    ---------    -------  ---------

Net Income (Loss)                                                    ($1,992)      $2,273        $5,302     $3,390    ($1,835)
                                                                =============    =========    =========    =======  =========
Net Income (Loss)
     from Continuing Operations - per share - Basic                    ($.43)        $.87         $1.68      $1.09      ($.61)
                                                                -------------    ---------    ---------    ------- ----------
Net Income (Loss)
     from Continuing Operations - per share - Diluted                  ($.43)        $.87         $1.68      $1.08      ($.61)
                                                                -------------    ---------    ---------    ------- ----------

Net Income (Loss)
     from Discontinued Operations - per share - Basic                  ($.23)       ($.14)          ---        ---        ---
                                                                -------------    ---------    ---------    ------- ----------

Net Income (Loss)
     from Discontinued Operations - per share - Diluted                ($.23)       ($.14)          ---        ---        ---
                                                                -------------    ---------    ---------    ------- ----------

Net Income (Loss) - per share - Basic                                  ($.66)        $.73         $1.68      $1.09      ($.61)
                                                                -------------    ---------    ---------    ------- ----------

Net Income (Loss) - per share - Diluted                                ($.66)        $.73         $1.68      $1.08      ($.61)
                                                                -------------    ---------    ---------    ------- ----------

Weighted Average Shares Outstanding - Basic                        3,041,000    3,116,000     3,161,000  3,118,000  3,032,000
                                                                -------------   ----------    ---------  --------- ----------

Weighted Average Shares Outstanding - Diluted                      3,041,000    3,116,000     3,161,000  3,140,000  3,032,000
                                                                -------------   ----------    ---------  --------- ----------

Balance Sheet Data:
(in thousands)
                                                                                     As of December  31,
                                                                       ------------------------------------------------------

                                                                       2001         2000          1999       1998       1997
                                                                       ----         ----          ----       ----       ----
Working Capital                                                      $14,757      $16,600       $16,289    $10,769     $7,320

Total Assets                                                          36,352       40,932        36,162     28,449     23,156

Long Term Debt Less Current Portion                                      671          705           737        767        797

Shareholders Equity                                                  $20,279      $22,362       $20,272    $14,970    $11,444


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following table sets forth, for each of the three years indicated, the percentage of revenues represented by certain items on the Company's Statements of Operations:

                                                                                     Percentage of Net Revenues
                                                                                     --------------------------
                                                                                       Year Ended December 31,
                                                                                     --------------------------

                                                                                     2001           2000          1999
                                                                                     ----           ----          ----

Net Revenues                                                                       100.0%           100.0%       100.0%
Cost of Goods Sold                                                                  91.0             84.4         83.2
                                                                                ---------      ----------     ---------
Gross Profit                                                                         9.0             15.6         16.8
Selling, General and Administrative Expenses                                        12.9              9.2          7.9
                                                                                ---------      ----------     ---------
Income (Loss) from Operations                                                       (3.9)             6.4          8.9
Legal Settlement                                                                     ---              ---           .7
Other Income (Expense), net                                                           .5               .1           .2
Gain on Sale of Fixed Assets                                                         ---              ---           .7
                                                                                ---------      ----------     --------
Income (Loss) from Continuing Operations Before Income Taxes                        (3.4)             6.5         10.5
Income Tax Expense (Benefit)                                                        (1.1)             2.5          4.2
                                                                                ---------      ----------     --------
Income (Loss) from Continuing Operations                                            (2.3)             4.0          6.3
Income (Loss) from Discontinued Operations, net                                     (1.2)             (.6)         ---
                                                                                ---------      ----------     --------
Net Income (Loss)                                                                   (3.5%)            3.4%         6.3%
                                                                                =========      ==========     ========

Management Discussion and Analysis
----------------------------------

Overview
--------

           The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. As is generally the case in the recreational vehicle industry, various factors can influence sales. These factors include demographics, changes in interest rates, competition, restrictions on the availability of financing for the wholesale and retail purchases of recreational vehicles, as well as significant changes in the availability and price of gasoline.

           The Company was founded in 1986 as a manufacturer of recreational vehicles, and became publicly held in 1989. The Company currently only builds Class A motorhomes on either gas or diesel chassis supplied by outside companies. The Company's products are positioned to be value leaders, in that its products offer many of the design and structural characteristics and quality components of high-line motorhomes, but at a much more affordable price.

           The last two years have been very challenging for the Class A motorhome industry. Approximately 49,400 Class A motorhomes were sold in 1999, which was an all-time high. However, when the stock market started to slide in the spring of 2000, Class A motorhome sales dropped dramatically. Class A motorhome sales in 2000 dropped 17% to 41,000 and dropped another 19% in 2001 to 33,400, which is the lowest annual level since 1995.

           Even though the operating results have been greatly influenced by this industry-wide downturn, Management knows there are significant opportunities for improvement, regardless of a recovery by the industry or not. Management will be focusing on improving the Company's selling and marketing approaches, as well as generating operating efficiencies from better integration of production, engineering and purchasing.

           The Company's market share from 1999 to 2001 has been between 2.5% and 2.2%. Management expects this percentage to increase as it continues to enhance the features and benefits of its offerings, and continues to develop better dealer relations, especially east of the Rocky Mountains. The Company's year-end order backlog of over $15 million is an early indicator of an increase in demand for its products.

           Significant research and development expenditures of $426,000 and $131,000 in 2001 and 2000, respectively, have been made to develop a new motorhome concept to be built on a chassis designed by the Company. The Company plans to build a new plant in 2002 adjacent to its current facility in Lancaster, CA, to produce both the new motorhome and the related chassis.

           Management believes the Company's $14.8 million of working capital is strong, which includes $8.7 million in cash. Management expects operating cash flows to be sufficient to finance the Company's 2002 production ramp-up, operational improvement initiatives, product enhancements, and complete its research and development projects. The Company is also planning on minimal borrowings for the construction of the new plant, but business and market conditions might arise that make borrowing more prudent.

          To counter the short-term and long-term effects of the bankruptcy of the Company's largest dealer in 2000, the Company established its own retail operations in Mesa, Arizona, Price I, Inc. dba, Price One, RV. Under the terms of the repurchase agreements with the bankrupt dealer's lenders, while the Company was only obligated to repurchase $1.2 million of motorhomes, it elected to repurchase $4.2 million in order to keep this inventory from being dumped on the market at substantially lower prices. The retail operations at Price One RV did not begin in earnest until November of 2000. As of December 31, 2000, the Company had resold $2.7 million of the repurchased inventory. In December 2001, the Company ceased its retail operations, but continues to operate a service facility under the name Rexhall Service Center - Arizona. During December 2001, the remaining Price One inventory was sold to another dealership in Arizona. The Company has reported the retail operations as a discontinued operation.

Critical Accounting Policies
----------------------------

           In the ordinary course of business, management has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. Management believes that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require the most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

           Valuation of Inventory

           The Company values inventories at the lower-of-cost or market using the first-in, first-out (FIFO) method. Adjustments to the value of inventory are recorded based upon damage, deterioration, obsolescence and changes in market value. In determining market value, management has considered its current replacement cost ensuring it does not exceed net realizable value (i.e., estimated selling price in the ordinary course of business less estimated costs of completion and disposal). Management has evaluated the current level of inventories considering the order backlog and other factors in assessing estimated selling prices and made adjustments to cost of goods sold for estimated decrease in the net realizable value of inventory. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results.

           Revenue Recognition

           The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when title of the motorhome transfers to the dealer. This generally occurs upon shipment. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the financed motorhome. Revenues are shown net of repurchases. The Company specifically reserves the gross margin for known repurchase obligations quarterly and at fiscal year end. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

           Legal Accrual

           The Company's current estimated range of liability related to some of the pending litigation is accrued based on claims for which it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise the estimates. Such revisions in the estimates of the potential liability could materially impact the results of operation and financial position.

Result of Operations
--------------------

           Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

           Net revenues for the year ended December 31, 2001, were $56.7 million, compared to $67.0 million for 2000, a decrease of $10.3 million or 15%. The number of units shipped, net of repurchased units, decreased 184 to 726 in 2001 from 910 in 2000, a decrease of 20%. The average net selling price increased approximately 6% during the period due to a higher mix of diesel units, partially offset by discounts offered in the 4th quarter of 2001. Wholesale unit shipments of the Company's gas motorhomes were down 37%, while diesel motorhome unit shipments were up 42% when compared to the same period in 2000.

           Poor RV industry fundamentals of weakened consumer confidence and tightening of credit, continue to be the drivers of the overall downturn in the industry. The events of September 11, 2001 only compounded this difficult market and added to the decline. This led to an increase in dealer incentives and discounts to stimulate sales and reduce finished goods inventory. Management cannot determine when these conditions will improve, however, based on the Company's year-end order backlog, Management believes market demand is strengthening.

           Gross profit for the year ended December 31, 2001 decreased to $5.1 million from $10.5 million for 2000, a decrease of $5.4 million or 51%. The gross margin for 2001 was 9.0% as compared to 15.6% for 2000. The primary drivers of the decrease in gross profit were lower sales, higher discounts and incentives, and higher overhead costs absorbed by each unit. The decrease in sales created a smaller absorption base for manufacturing overhead. The nature of these costs is less variable than direct materials and labor, so overhead absorption suffers in periods of declining sales. Additionally, a $392,000 write-down of finished goods inventory and a $354,000 write-down of chassis inventory, were recorded in the third and fourth quarters of 2001, respectively, to properly reflect lower-of-cost or market inventory valuations.

           Selling, general and administrative expenses (SG&A) for the year ended December 31, 2001 were $7.3 million, compared to $6.1 million for 2000 and increased as a percentage of sales from 9.2% to 12.9% due to the decline in sales base and an increase in SG&A expenses. The increase in expenses is primarily related to an increase in research and development, bad debt, and legal expenses partially offset by a reduction in officer's bonus and advertising.

           Other income primarily consisted of rental income on the sub-leased portion of the Company's facilities. As of December 31, 2001, the Company was no longer sub-leasing any of its facilities.

           The Company's continuing operations' effective income tax rate was 32% for the year ended December 31, 2001 as compared with 38% for 2000. The decrease is a result of certain non-deductible expenses being incurred in 2001. Basic and diluted net income (loss) per share was ($0.66) for the year ended December 31, 2001, as compared to basic and diluted net income per share of $0.73 in 2000.

           In December 2001, the Company ceased its retail operations, Price One in Mesa, Arizona. The retail inventory was discounted significantly and sold to another dealership in Arizona. The net results of the Company's retail operations are presented in the accompanying financial statements as "Discontinued Operations".

           Comparison of the Year Ended December 31, 2000 to Year Ended December 31, 1999

           Net revenues for the year ended December 31, 2000, were $67.0 million, compared to $83.7 million for 1999, a decrease of $16.7 million or 20%. The number of units shipped, net of repurchased units, decreased 339 to 910 in 2000 from 1,249 in 1999, a decrease of 27%. The average net selling price increased approximately 10% during the period due to a higher mix of diesel units and units with double slides.

           The decline in net revenues was primarily attributable to the first down market in years for Class A motorhomes and the bankruptcy of the Company's largest dealer. The driver of the 17% down turn in the market was declining consumer confidence since the stock market started dropping in March of 2000. This triggered a domino effect that led to a tightening of credit for retail dealers and consumers. These conditions did not improve significantly in 2001.

           Gross profit for the year ended December 31, 2000 decreased to $10.5 million from $14.1 million for 1999, a decrease of $3.6 million or 26%. The gross margin for 2000 was 16% as compared to 17% for 1999. The decrease in sales created a smaller absorption base for manufacturing overhead, which was the primary driver behind the decrease in gross margin. Manufacturing overhead includes costs such as depreciation, indirect labor, shop supplies, utilities, insurance, etc. The nature of these costs is less variable than materials and labor, so overhead absorption suffers in periods of quickly declining base. Management believes that prudent steps were taken to reduce these costs as market conditions dictated, and this small decline in gross margin compares favorably to the rest of the industry.

           Selling, general and administrative expenses (SG&A) for the year ended December 31, 2000 were $6.1 million, compared to $6.6 million for 1999, a decrease of $0.5 million or 7.6%. This reduction was primarily attributed to lower warranty costs and management's quick reaction to market conditions by holding these costs down. Despite those actions, the 20% reduction in sales caused SG&A to increase as a percent of net revenues from 7.9% in 1999 to 9.2% in 2000.

           The Company's continuing operations' effective income tax rate was 38% for the year ended December 31, 2000 as compared with 40% for 1999. The decrease is primarily due to a decrease in state income taxes in 2000. Basic and diluted net income per share was $0.73 for the year ended December 31, 2000, as compared to basic and diluted net income per share of $1.68 in 1999.

Liquidity and Capital Resources
-------------------------------

           The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of December 31, 2001, the Company had working capital of $14,757,000, compared to $16,600,000 at December 31, 2000, a $1,843,000 decrease in working capital, which is primarily attributable to the net cash flows of the discontinued retail operations. Significant working capital decreases are reflected in a $4,848,000 decrease in accounts receivable and a $2,398,000 decrease in inventories partially offset by an increase of $5,214,000 in cash.

           Capital expenditures during 2001 were $178,000. Management anticipates a higher level of capital expenditures in 2002. Cash flows from financing activities consisted primarily of repayments of short-term notes of $237,000 and the repurchase of stock on the open market of $102,000. Management may continue to repurchase and/or retire stock whenever business and market conditions are favorable to do so.

           As of December 31, 2001 the Company has a $2,500,000 line of credit with a bank which can be used for working capital purposes secured by equipment, inventory, and receivables. The interest rate is the prime rate (4.75% at December 31, 2001). The line of credit expires September 27, 2003. Under this line of credit, $283,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workers' compensation insurance in California. At December 31, 2001, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants at December 31, 2001.

           The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.75% at December 31, 2001). All borrowings are secured by the Ford merchandise. The outstanding balance included at December 31, 2001 and 2000 was $3,053,000 and $3,555,000 respectively.

           The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2002, including payments related to the expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

Contractual Obligations and Commercial Commitments

           The following table summarizes the Company's obligations and commitments as of December 31, 2001:

                      Payments Due by Period (in thousands)

  Contractual Cash Obligations       Total           Less than 1 Year            1-3 Years             4-5 Years       After 5 Years

Long-Term Debt                       $705                  34                      117                   90                    464
Total Contractual Cash Obligations   $705                  34                      117                   90                    464


            Amount of Commitment Expiration per Period (in thousands)

 Other Commercial              Total Amounts           Less than                   1-3                  4-5                 After
    Commitments                  Outstanding             1 Year                   Years                Years               5 Years

Lines of Credit                     $3,053               3,053                     ---                  ---                   ---
Total Commercial Commitments        $3,053               3,053                     ---                  ---                   ---

           The Company's contingent liability under the repurchase agreements is limited to the total unpaid balance (including, in some cases, interest and other charges) owed to the lending institution by reason of its extension of credit to the dealer to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments and dealer sales to end-users. At December 31, 2001 and 2000, the Company's contingent liability was approximately $23,900,000 and $26,700,000 respectively. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal at the gross margin level, upon resale of the units.

New Accounting Pronouncements
-----------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS No.
142), Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The amortization of goodwill ceases upon adoption of SFAS No. 142, which is effective for fiscal years starting after December 15, 2001.

           In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time andchanges in the estimated future cash flows underlying the obligation.

             In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001.

             The Company is required to adopt SFAS No. 142 and SFAS No. 144 on January 1, 2002 and SFAS No. 143 on January 1, 2003. However, the new pronouncements are not expected to have an effect on the Company's financial position or operating performance.

Forward-Looking Statements
--------------------------

           Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Statements of our plans, expectations, or sales backlog are forward-looking statements, as well as other similar statements. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal and cyclical. Low interest rates, low unemployment, and ready availability of motor fuel have in the past been associated with favorable recreational vehicle sales as did occur in 1998 and 1999. Acts of war and terrorism may have a negative effect on sales. Many of Rexhall's competitors are substantially larger, and many of its suppliers and dealers also have greater economic power so that the volume and prices of both supplies and sales may be adversely affected by them. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

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

Item 8. Financial Statements



                          Independent Auditor's Report
                          ----------------------------


The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying consolidated balance sheets of Rexhall Industries, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               /s/ KPMG LLP

Los Angeles, California
March 1, 2002




                                                        REXHALL INDUSTRIES, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                       DECEMBER 31, 2001 and 2000

ASSETS                                                                                                   2001                2000
------                                                                                                   ----                ----
CURRENT ASSETS
   Cash                                                                                            $  8,662,000      $  3,448,000
   Accounts Receivables, less Allowance
      for Doubtful Accounts $102,000 in 2001, and $100,000 in 2000                                    2,051,000         6,899,000
   Income Tax Receivable                                                                                786,000           192,000
   Inventories                                                                                       12,546,000        14,944,000
   Deferred Income Taxes (Note 6)                                                                       964,000           821,000
   Other Current Assets                                                                                 461,000           330,000
   Current Assets of Discontinued Operations (Note 14)                                                4,689,000         7,776,000
                                                                                                   ------------      ------------
TOTAL CURRENT ASSETS                                                                                 30,159,000        34,410,000

   Property and Equipment at Cost Net
      of Accumulated Depreciation (Note 2)                                                            5,760,000         6,035,000
   Property Held for Sale (Note 11)                                                                     122,000           127,000
   Other Assets                                                                                         151,000           150,000
   Non-Current Assets of Discontinued Operations (Note 14)                                              160,000           210,000
                                                                                                   ------------      ------------
TOTAL ASSETS                                                                                       $ 36,352,000      $ 40,932,000
                                                                                                   ============      ============
LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT LIABILITIES:
   Accounts Payable                                                                                $  3,423,000      $  2,889,000
   Line of Credit (Note 3)                                                                            3,053,000         3,555,000
   Notes Payable and Current Portion of Long-Term Debt (Note 5)                                          34,000            33,000
   Warranty Allowance                                                                                   699,000           837,000
   Accrued Legal (Note 8)                                                                               802,000           445,000
   Dealer Incentives                                                                                  1,139,000           732,000
   Other Accrued Liabilities                                                                          1,376,000           676,000
   Accrued Compensation and Benefits                                                                    367,000           319,000
   Current Liabilities of Discontinued Operations (Note 14)                                           4,509,000         8,324,000
                                                                                                   ------------      ------------
TOTAL CURRENT LIABILITIES                                                                            15,402,000        17,810,000

Deferred Income Taxes (Note 6)                                                                              ---            55,000
Long-Term Debt, less Current Portion (Note 5)                                                           671,000           705,000
                                                                                                   ------------      ------------
TOTAL LIABILITIES                                                                                    16,073,000        18,570,000
                                                                                                   ------------      ------------
STOCKHOLDERS' EQUITY
   Preferred Stock - no par value
     Authorized, 1,000,000 shares;
     No shares outstanding at December 31, 2001
     and December 31, 2000                                                                                  ---             ---
   Common Stock - no par value,
     Authorized, 10,000,000 shares,
     issued and outstanding
     3,036,000 at December 31, 2001 and 3,057,000 at 2000 (Note 9)                                    6,139,000         6,241,000
  Loan Receivable from Exercise of Options (Note 4)                                                     (46,000)          (57,000)
  Retained Earnings                                                                                  14,186,000        16,178,000
                                                                                                   -------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                                                           20,279,000        22,362,000
                                                                                                   ------------     -------------
Commitments and Contingencies (Notes 3 and 7)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 36,352,000      $ 40,932,000
                                                                                                   ============     =============




                                                        REXHALL INDUSTRIES, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                                           2001                        2000                       1999
                                                           ----                        ----                       ----

Net Revenues (Note 10)                                  $ 56,680,000                $ 66,957,000                $ 83,714,000

Cost of Sales                                             51,584,000                  56,493,000                  69,659,000
                                                         -----------                 -----------                  ----------

Gross Profit                                               5,096,000                  10,464,000                  14,055,000
Operating Expenses:
Selling, General and
     Administrative Expenses                               7,333,000                   6,129,000                   6,572,000
                                                         -----------                 -----------                  ----------

Income (Loss) from Operations                             (2,237,000)                  4,335,000                   7,483,000

Interest Income                                              250,000                     274,000                     256,000

Interest Expense                                            (181,000)                  (448,000)                    (208,000)

Legal Settlement                                                 ---                         ---                     604,000

Other Income, net                                            242,000                     200,000                     151,000

Gain on Sale of Fixed Assets                                  26,000                         ---                     573,000
                                                       -------------              --------------                   ---------

Income (Loss) from Continuing Operations Before
 Income Taxes                                             (1,900,000)                  4,361,000                   8,859,000

Income Tax Expense (Benefit) (Note 6)                       (603,000)                  1,652,000                   3,557,000
                                                        ------------              --------------                 -----------

Income (Loss) from Continuing Operations                  (1,297,000)                  2,709,000                   5,302,000

Income (Loss) from Discontinued Operations
 (net of applicable income tax benefit of $333,000
  and $268,000 in 2001 and 2000, respectively) (Note 14)    (695,000)                   (436,000)                        ---
                                                         -----------               -------------                 -----------

Net Income (Loss)                                        ($1,992,000)                 $2,273,000                  $5,302,000
                                                         ===========               =============                 ===========
Basic and Diluted Income (Loss)
     from Continuing Operations - Per Share                    ($.43)                       $.87                       $1.68
Basic and Diluted Income (Loss)
     from Discontinued Operations - Per Share                  ($.23)                      ($.14)                        ---
                                                         -----------               -------------                 -----------

Basic and Diluted Income (Loss) - Per Share                    ($.66)                       $.73                       $1.68
                                                         ===========               =============                 ===========

Weighted Average Shares Outstanding - Basic and Diluted    3,041,000                   3,116,000                   3,161,000
                                                         -----------               -------------                 -----------


See accompanying notes to consolidated financial statements




                                                         REXHALL INDUSTRIES, INC.
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 and 2001

                                                             COMMON STOCK           LOAN               RETAINED
                                                             ------------        ----------            --------
                                                       SHARES          AMOUNT    RECEIVABLE       EARNINGS    TOTAL
                                                       ------          ------    ----------       --------    -----

BALANCE, December 31, 1998                           3,010,000     $6,788,000      ($421,000)   $  8,603,000    $14,970,000
 5% Stock Dividend                                     151,000            ---            ---             ---            ---
 Net Income                                               ---             ---            ---       5,302,000      5,302,000
                                                     ---------     ----------    -----------       ---------     ----------

BALANCE, December 31, 1999                           3,161,000     $6,788,000      ($421,000)    $13,905,000    $20,272,000
Repurchase and Retirement of Stock                    (104,000)      (547,000)           ---             ---       (547,000)
Repayment of Loan Receivable
   Related to Stock Options                                ---            ---        364,000             ---        364,000
Net Income                                                 ---            ---            ---       2,273,000      2,273,000
                                                    ----------    -----------   ------------      ----------    -----------

BALANCE, December 31, 2000                           3,057,000     $6,241,000       ($57,000)    $16,178,000    $22,362,000
Repurchase of Stock                                    (21,000)      (102,000)           ---             ---       (102,000)
Repayment of Loan Receivable
   Related to Stock Options                                ---            ---         11,000             ---         11,000
Net (Loss)                                                 ---            ---            ---      (1,992,000)    (1,992,000)
                                                   -----------   ------------   ------------     -----------   ------------
BALANCE, December 31, 2001                           3,036,000     $6,139,000       ($46,000)    $14,186,000    $20,279,000
                                                  ============   ============   ============     ===========   ============

           See accompanying notes to consolidated financial statements


                                                         REXHALL INDUSTRIES, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                            2001                  2000                   1999
                                                                            ----                  ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    ($1,992,000)       $   2,273,000           $   5,302,000

Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
Operating Activities:
    Net loss from discontinued operations                                695,000              436,000                     ---
    Depreciation and amortization                                        376,000              362,000                 368,000
    Gain on sale of property, plant and equipment                        (26,000)                 ---                (573,000)
    Provision for deferred income taxes                                 (198,000)             169,000                 (85,000)
    (Increase) decrease in:
    Accounts receivable                                                4,848,000               37,000              (2,341,000)
    Inventories                                                        2,398,000            1,560,000              (3,730,000)
    Income tax receivable                                               (594,000)            (192,000)                    ---
    Increase(decrease) in:
    Accounts payable                                                     534,000             (881,000)             (1,202,000)
    Warranty allowance                                                  (138,000)            (163,000)                 34,000
    Accrued legal                                                        357,000             (292,000)               (857,000)
    Dealer incentives                                                    407,000             (318,000)                220,000
    Other assets and liabilities                                         854,000              295,000                (300,000)
                                                                      ----------          ------------           -------------
Net cash provided by operating activities                              7,521,000            3,286,000              (3,164,000)
                                                                      ----------          ------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment                                     (178,000)          (1,640,000)               (643,000)
Proceeds from sale of property and equipment                             108,000                  ---               1,024,000
Issuance of notes receivable                                                 ---             (151,000)                    ---
                                                                     -----------         -------------         --------------
Net cash (used in) investing activities                                  (70,000)          (1,791,000)                381,000
                                                                     -----------         -------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt                                             (34,000)             (30,000)                (28,000)
Repayments on short-term notes                                          (237,000)            (127,000)                (35,000)
Repayment of line of credit                                             (502,000)          (3,590,000)              4,159,000
Proceeds from exercise of stock options                                   11,000               15,000                     ---
Repurchase and retirement of stock                                           ---             (547,000)                    ---
Repurchase of stock                                                     (102,000)                 ---                     ---
                                                                      ----------          ------------            -----------
Net cash (used in) financing activities                                 (864,000)          (4,279,000)              4,096,000
                                                                      ----------          ------------            -----------
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                           (1,373,000)             (98,000)                   ---

NET (DECREASE) INCREASE IN CASH                                        5,214,000           (2,882,000)              1,313,000

BEGINNING CASH BALANCE                                                 3,448,000            6,330,000               5,017,000
                                                                    ------------          ------------              ---------
ENDING CASH BALANCE                                                   $8,662,000          $ 3,448,000            $  6,330,000
                                                                    ============          ============              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid during the year                                     $  113,000          $ 1,370,000            $  4,056,000
Interest paid during the year                                         $  589,000          $   283,000            $    183,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Repayment of loan receivable through cancellation of bonus liability         ---          $   349,000                     ---
Notes payable for insurance policies                                  $  328,000          $   223,000                     ---

           See accompanying notes to consolidated financial statement

                            REXHALL INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities - Rexhall Industries, Inc. and subsidiary (the "Company") is engaged in designing, manufacturing and selling Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities. The Company's wholly owned subsidiary, Price I, Inc. dba Price One RV, was a retailer of Class A motorhomes and other recreational vehicles. In December 2001, the Company ceased its retail operations.

Principles of Consolidation - The consolidated financial statements include the financial statements of Rexhall Industries, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk - Sales are usually made to dealers over a wide geographic area primarily with terms requiring payment within ten days or less of the dealer's receipt of the unit. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed.

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded receivables and collections from customers. The allowance for bad debts is adjusted periodically based upon the Company's evaluation of historical collection experiences, industry trends and other relevant factors.

Inventories - Inventories are stated at the lower of cost or market value, determined using the first-in, first-out basis. Costs include material, labor and applicable manufacturing overhead. Inventories consist of the following at December 31, 2001 and 2000:

                                                            2001                        2000
                                                            ----                        ----
           Raw Materials                                $ 6,041,000                    $ 6,555,000
           Work-in-Progress                               1,363,000                      1,825,000
           Finished Goods                                 5,142,000                      6,564,000
                                                       ------------                   ------------
           Total                                        $12,546,000                    $14,944,000
                                                        ===========                    ===========


Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the assets, which range from 3 to 31.5 years.

Property held for sale is stated at the lower of cost or fair value less selling expenses and includes certain property no longer used in the Company's operation.

Research and Development - Research and development costs were $426,000, $131,000 and nil in 2001, 2000 and 1999, respectively, and are expensed as incurred.

Revenue Recognition - The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when title of the motorhome transfers to the dealer. This generally occurs upon shipment. Revenues are shown net of repurchases. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

Warranty Reserve Policy - The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, and appliances, which are warranted separately by the suppliers. The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty expense was $1,070,000, $900,000 and $1,386,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of the deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Earnings per Share - Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock options, provided their impact is not anti-dilutive. See note 12.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Stock Option Plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving StockCompensation an interpretation of APB Opinion No. 25" issued March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Fair Values of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, trade and other receivables, trade accounts payable, line of credit, notes payable and accrued expenses: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

Line of credit: The fair value of the Company's line of credit approximates carrying value as it accrues interest at prevailing market rates on a variable basis.

Long-Term Debt: The fair value of the Company's long-term debt approximates the current book value based on estimated quotations made on long-term debt facilities with similar quality and terms.

Reclassifications - Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2001 and 2000:

                                                   Useful Lives
                                                    (In years)             2001                 2000
                                                    ----------             ----                 ----

Building and Land                                    5, 31.5           5,937,000              5,910,000
Furniture, Fixtures and Equipment                      3-7             1,626,000              1,596,000
Autos and Trucks                                       3-7               286,000                327,000
                                                                      ----------            -----------
                                                                       7,849,000              7,833,000
Less:  Accumulated Depreciation                                        2,089,000              1,798,000
                                                                      ----------            -----------

Property and Equipment, net                                           $5,760,000             $6,035,000
                                                                      ==========            ===========


3. LINES OF CREDIT

The Company has available a $2,500,000 revolving line of credit with a bank expiring on September 27, 2003 secured by equipment, inventory, and receivables. The interest rate is the prime rate (4.75% at December 31, 2001). At December 31, 2001, no amounts were outstanding under this line and $283,000 has been set aside as an irrevocable standby letter of credit.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $8,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.75% at December 31, 2001). All borrowings are secured by the Ford merchandise. The outstanding balance at December 31, 2001 and 2000 was $3,053,000 and $3,555,000 respectively.

4. LOANS TO RELATED PARTIES

From time to time the Company made loans to certain officers and key employees related to the exercise of stock options. During 1998, the Company advanced $385,000 to key employees under the Company's Incentive and Non-Statutory Stock Option Plan (The Plan) in exchange for the exercise of 123,000 options. The loans were full recourse loans and were secured by the shares of common stock issued upon such exercise. The notes bear interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (5.05% at December 31,
2001). Loans extended for the exercise of incentive stock options are netted against equity. During 2000, an executive of the company repaid a portion of the outstanding loans and related accrued interest by foregoing the bonus liability that was due from the Company. The outstanding balance at December 31, 2001 was $46,000.

In December 2000, the Company and Mr. William J. Rex, President & CEO, purchased a partially completed building on 1.7 acres in Acton, California for $401,000. The Company and Mr. Rex each contributed 50% of the purchase price and will share equally in the final construction of the building on the property. The Company plans on using its half of the land and building as an off-site prototype shop, while Mr. Rex intends to use his half for personal endeavors outside the Company's scope of business. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable. The note is secured by the executive's interest in the property. The note bears interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (5.05% at December 31, 2001).

5.  NOTES PAYABLE AND LONG-TERM DEBT

                                                                                              2001                 2000
                                                                                              ----                -----


Promissory note payable to the City of Lancaster Redevelopment Agency, 240 monthly payments of $6,285 including principal and interest at 5.93% per annum, note matures on October 2015. The note is collateralized by land and building
with a net book value of approximately $890,000 at December 31, 2001                      $705,000            $738,000

           Less: Current Portion                                                            34,000              33,000
                                                                                          --------            --------
           Long-Term Portion                                                              $671,000            $705,000
                                                                                          ========            ========


Future annual minimum principal payments due on long-term debt (including current portion) as of December 31, 2001 are as follows:

Year Ending December 31,
-----------------------

2002                                               $ 34,000
2003                                                 37,000
2004                                                 39,000
2005                                                 41,000
2006                                                 44,000
Thereafter                                          510,000
                                                  ---------
                                                   $705,000
                                                  =========

6.  INCOME TAXES
The components of income tax expense (benefit) are as follows:

                                                                                           Year Ended December 31,
                                                                      -------------------------------------------------------

                                                                      2001                       2000                   1999
                                                                      ----                       ----                   ----
Income tax expense (benefit)
     excluding discontinued operations                            ($603,000)               $1,652,000             $3,557,000
Income tax (benefit) of discontinued operations                    (333,000)                 (268,000)                   ---
                                                                  ---------                 ---------            -----------
Total income tax expense (benefit)                                ($936,000)               $1,384,000             $3,557,000
                                                                  =========                ==========           ============

Current:
     Federal                                                      ($788,000)                 $915,000             $2,884,000
     State                                                           50,000                   300,000                758,000
                                                                 ----------                ----------           ------------
                                                                   (738,000)                1,215,000              3,642,000
Deferred:
    Federal                                                        (105,000)                  159,000                (89,000)
    State                                                           (93,000)                   10,000                  4,000
                                                                 ----------               -----------           ------------
                                                                   (198,000)                  169,000                (85,000)
                                                                 ----------               -----------           ------------
                                                                  ($936,000)               $1,384,000             $3,557,000
                                                                 ==========               ===========           ============


The components of deferred tax assets (liabilities) at December 31, 2001 and 2000 follows:

                                                                        2001                     2000
                                                                        ----                     ----
Current:
    Allowance for bad debts                                              $60,000              $40,000
    Inventory reserves and unicap                                        125,000              145,000
    Warranty accrual                                                     281,000              332,000
    Net operating losses                                                 100,000                  ---
    Reserve for self insurance                                           176,000              112,000
    Legal reserves                                                       146,000                  ---
    Other accrued liabilities                                            151,000               97,000
    State tax                                                                ---               95,000
                                                                      ----------             --------
                                                                      $1,039,000             $821,000
Non Current:
    Depreciation                                                             ---              (55,000)
                                                                      ----------             --------
Deferred tax assets                                                   $1,039,000             $766,000
                                                                      ==========             ========
Less:
Valuation allowance                                                      (75,000)                 ---
Net deferred tax asset                                                  $964,000             $766,000
                                                                      ==========             ========

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to the following:

                                                                                         Year Ended December 31,
                                                                         -------------------------------------------------
                                                                              2001             2000                 1999
                                                                              ----             ----                 ----
Net income (loss) before income taxes                                   ($1,900,000)          $4,361,000       $8,859,000
Statutory federal tax rate                                                      34%                  34%              34%
                                                                         ----------          -----------       ----------
Expected tax expense (benefit)                                             (646,000)           1,483,000        3,012,000
State taxes net of federal effect                                           (46,000)             205,000          500,000
Permanent differences                                                         5,000                5,000           36,000

Other adjustments                                                            84,000              (41,000)           9,000
                                                                         ----------          -----------       ----------
Provision for income taxes of continuing operations                        (603,000)           1,652,000        3,557,000
Provision for income taxes of discontinued operations                      (333,000)            (268,000)             ---
                                                                         ----------          -----------       ----------
Provision for income taxes                                                ($936,000)           1,384,000       $3,557,000
                                                                         ==========          ===========       ==========

7.  COMMITMENTS AND CONTINGENCIES

Repurchase Agreements - Motorhomes purchased under financing agreements, with third party lenders, by dealers are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. To date, repurchases have not resulted in significant losses at the gross margin level. During 2001, the Company repurchased approximately $3,319,000 (wholesale value) of motorhomes under these agreements. As of December 31, 2001, $862,000 remained in Finished Goods Inventory.

During 2000, the Company repurchased approximately $4,190,000 (wholesale value) as a result of its obligations associated with the bankruptcy of its largest dealer. As of December 31, 2001, the Company had resold all of the repurchased inventory. Repurchases during 1999 were $1,973,000 (wholesale value).

At December 31, 2001 and 2000 approximately $23,900,000 and $26,700,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes which require the repurchasing of motorhomes whenever a dealership is terminated.

Litigation - The Company is a defendant in various legal proceedings resulting from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations and have been adequately reserved for.

8. LEGAL SETTLEMENT

The class action lawsuit Masterjohn et al vs. Rexhall, et al, Case No. 752188 filed in the Superior Court of Orange County, California was settled on October 2, 1998. Under the agreement Rexhall paid $825,000 in cash, and issued one coupon per vehicle owned by members of the class of $1,250 towards purchase of a new Rexhall vehicle or $200 toward service, parts and labor. New vehicle coupons expired December 31, 2000 while service, parts and labor expired

December 31, 1999. Coupons were redeemable at Rexhall's Lancaster, California Service Center, as well as other designated dealerships geographically dispersed. The total number of vehicles owned by class members was estimated at approximately 5,000. The Company recorded a charge of $1,590,000 in 1997 relating to this settlement. During the fourth quarter of 1999, the Company released $604,000 of the settlement reserve due to less than expected coupon redemption rates. At December 31, 2000, the Company has no remaining liability under the settlement agreement.

9. STOCK INCENTIVE PLAN

The Company had granted stock options under its Incentive and Nonstatutory Stock Option Plan (the "Plan"), which provided for the granting of (I) incentive stock options to key employees, pursuant to Section 422A of the Internal Revenue Code of 1986, and (II) nonstatutory stock options to key employees, directors and consultants to the Company designated by the Board as eligible under the Plan. Under the Plan, options for up to 225,000 shares could be granted. Options granted and outstanding under the Plan expired in five years and became exercisable and vested in annual increments from two to three years. All stock options under the Plan were granted at the fair market value of the Company's common stock at the grant date. The Plan and any options expired May 10, 1999. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost for the Plan was recognized in 1999.

10.  SIGNIFICANT CUSTOMERS

There were no customers that comprised over 10.0% of the Company's revenues in 2001. Sohn Corporation operated three Southern California locations and accounted for 13.8% of the Company's revenue in 2000. The Company had one major customer, RV World Productions aka RV Supercenter (five Arizona locations), who accounted for 16% of the Company's net revenues during 1999.

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

At December 31, 2001, the Company's customer service center in Elkhart, Indiana has remained classified as held for sale. The facility has 1,500 square feet of office space and a 3,500 square foot warehouse area with a net book value of $122,000 as of December 31, 2001.

12.  EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted earnings per share computation for the year 2001, 2000 and 1999 (in thousands, except per share data):

                                                                                                     Year ended December 31,
                                                                                           -------------------------------------

                                                                                           2001               2000          1999
                                                                                           ----               ----          -----

Net Income (Loss) Used for Basic and
     Diluted Earnings Per Share                                                         ($1,992)             $2,273         $5,302
                                                                                        -------              ------         ------

Shares of Common Stock and Common Stock Equivalents:
     Weighted Average Shares Used in Basic and Diluted Computation                        3,041               3,116          3,161
                                                                                          -----               -----          -----

Earnings Per Share:
     Basic and Diluted                                                                    ($.66)               $.73          $1.68
                                                                                        -------              ------         ------

During the 12 months ended December 31, 2001, the Company repurchased 21,000 common shares on the open market at an average cost of $4.88 per share.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 2001 and 2000 are as follows:


                                                                     First           Second           Third         Fourth
in thousands, except per share data                                 Quarter          Quarter          Quarter      Quarter
-----------------------------------                                 -------          -------          -------      -------
FISCAL 2001:
     Net Revenues                                                   $15,310          $16,442           $12,673      $12,255
     Gross Profit                                                     1,734            1,848             1,255          259
     Income (Loss) from Continuing Operations
          before Income Taxes                                           437              355             (828)       (1,864)
     Income (Loss) from Continuing Operations                           262              213             (497)       (1,275)
     (Loss) from Discontinued Operations, net                          (143)             (81)            (158)         (313)
     Net Income (Loss)                                                  119              132             (655)       (1,588)
     Basic and Diluted Net Income (Loss) Per Share (1)                  .04              .04             (.22)         (.52)

FISCAL 2000:
     Net Revenues                                                    $20,559         $14,936          $12,488       $18,974
     Gross Profit                                                      3,198           1,878            2,544         2,844
     Income from Continuing Operations
          before Income Taxes                                           1,655            655              883         1,168
     Income from Continuing Operations                                    964            360              498           887
     (Loss) from Discontinued Operations, net                             ---            ---              ---          (436)
     Net Income                                                           964            360              498           451
     Basic and Diluted Net Income Per Share (1)                           .31             .11             .16           .15

(1) Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

14. DISCONTINUED OPERATIONS

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory was sold, at a discount, to another dealership in Arizona. The fixed assets and parts inventory will be disposed of in 2002. The Company's financial statements have been restated to reflect the retail segment as a discontinued operation for all periods presented.

Following is summary financial information for the Company's discontinued retail operations:


                                                                                               Years Ended December 31,
                                                                                       -------------------------------------------
                                                                                            2001             2000           1999
                                                                                            ----             ----           ----

Net Sales                                                                              $15,622,000         $1,745,000          ---
                                                                                        ==========          =========         ====
Income (Loss) from Discontinued Operations
     before Income Taxes                                                                (1,028,000)          (704,000)         ---

Income Tax Benefit                                                                        (333,000)          (268,000)         ---
                                                                                        ----------        -----------         ----

Net Loss from Discontinued Operations                                                    ($695,000)         ($436,000)         ---
                                                                                      ============        ===========         ====



                                                                                               As of December 31,
                                                                                        -----------------------------
                                                                                            2001               2000
                                                                                            ----               ----
Cash                                                                                       $90,000           ($21,000)
Receivables, net                                                                         4,560,000            167,000
Inventories                                                                                 34,000          7,532,000
Other Current Assets                                                                         5,000             98,000
                                                                                        ----------          ---------
     Current Assets of Discontinued Operations                                          $4,689,000         $7,776,000
                                                                                        ==========          =========
Property and Equipment at Cost Net of Accumulated Depreciation                            $158,000           $118,000
Other Assets                                                                                 2,000             92,000
                                                                                        ----------          ---------
     Non-Current Assets of Discontinued Operations                                        $160,000           $210,000
                                                                                        ==========          =========
Accounts Payable                                                                           $54,000         $1,651,000
Notes Payable                                                                            4,455,000          6,605,000
Other Current Liabilities                                                                      ---             68,000
                                                                                        ----------         ----------
     Current Liabilities of Discontinued Operations                                     $4,509,000         $8,324,000
                                                                                        ==========         ==========


                                   Schedule 2
                        Valuation and Qualifying Accounts

Allowance for Doubtful Receivables

BALANCE, December 31, 1998                                              $150,000
     Additions:  Charges to Operations                                  (100,000)
     Deductions:  A/R Write Offs                                             ---
                                                                   -------------
BALANCE, December 31, 1999                                                50,000
     Additions:  Charges to Operations                                    50,000
     Deductions:  A/R Write Offs                                             ---
                                                                   -------------
BALANCE, December 31, 2000                                               100,000
     Additions:  Charges to Operations                                   283,000
     Deductions:  A/R Write Offs                                        (281,000)
                                                                   -------------
BALANCE, December 31, 2001                                              $102,000
                                                                   =============


Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure - None.

                                    Part III



Item 10.  Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company and their ages as of March 31, 2002 are as follows:

Name                          Age           Positions Held                                      Director Term
----                          ---           --------------                                      -------------
William J. Rex   (1)          51            Chairman of the Board of Directors,                 06/19/86 through
                                            CEO and President                                   05/31/02

Donald C. Hannay, Sr.         74            Vice President of Sales & Marketing                 05/26/93 through
                                            Director                                            05/31/02

Robert A Lopez   (1) (2)      62            Director                                            05/26/93 through
                                                                                                05/31/02

Frank A. Visco  (1) (2)       57            Director                                            12/17/98 through
                                                                                                5/31/02

Dr. Dennis K. Ostrom (2)      60            Director                                            7/12/99 through
                                                                                                5/31/02

J. Michael Bourne             38            Executive Vice President
                                            and Chief Operating Officer

Dawn E. Diaz                  38            Chief Financial Officer

Cheryl L. Rex                 49            Corporate Secretary


(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

           Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of the Board of Directors. The Company has an "executive officer" within the meaning of the rules and regulations promulgated by the Securities and Exchange Commission. Except for William J. and Cheryl Rex, who are husband and wife, there are no family relationships between any directors or officers of the Company. For their services as members of the Board of Directors, outside directors receive $500 for each Board and Audit Committee meeting attended.

          Mr. Rex, a founder of the Company, has served as the Company's Chief Executive Officer from its inception as a general partnership. Upon commencing operations in corporate form, Mr. Rex became the Company's President and Chairman of the Board, offices which he continues to hold. From March 1983 until founding the Company, Mr. Rex served in various executive capacities for Establishment Industries, Inc., a manufacturer of Class A and Class C motorhomes which was acquired in June 1985 by Thor Industries, Inc., a large manufacturer of recreational vehicles. His last position with Establishment Industries, Inc. was President. From 1970 until March 1983, Mr. Rex was employed in various production capacities by Dolphin Trailer Company, a manufacturer of a wide range of recreational vehicles products. At the time he left Dolphin Trailer Company (which changed its name to National R.V., Inc. in 1985), Mr. Rex was Plant Manager in charge of all production and research and development.

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

          Mr. Robert A. Lopez is President of Nickerson Lumber and Plywood. Mr. Lopez started his employment with Nickerson as an outside salesman in 1969 and in 1980 he became a partner and purchased Nickerson Lumber stock. He was elected as President of Nickerson in 1981. His background in marketing products is primarily to residential builders, manufactured housing and recreational vehicle assemblers. In his spare time, if any, Mr. Lopez is captain of the San Fernando Rangers, a non-profit organization working to use horses as therapeutic conditioning for mentally and physically disabled children.

          Mr. Frank A. Visco is owner of Frank A. Visco & Associates insurance agency. Mr. Visco began his insurance career in 1970 with New York Life Insurance Company as a Sales Manager in their Antelope Valley office. From 1975-1984, Mr. Visco was co-owner of Antelope Valley Insurance Agency. Additionally, during 1978-1982, he was the co-owner of APS Co. Inc., producing aircraft parts for the aircraft industry. He has owned Frank A. Visco & Associates Insurance Agency since 1984. In 1980, in addition to his insurance activities, he began developing properties in Los Angeles and Kern Counties.

          Dr. Dennis K. Ostrom received his BS, MS and Ph.D. degrees in Engineering from the University of California, Los Angeles. He majored in structural mechanics and dynamics. Dr. Ostrom is a Professional Civil Engineer in the State of California. Dr. Ostrom was employed by Southern California Edison Company from 1970-1996. His position was that of a Consultant. His job was formulating technical strategy and policy and relating the same to the California Energy Commission, California Public Utilities Commission, Nuclear Regulatory Commission and local regulatory agencies. From 1988 to present, Dr. Ostrom has been a member of the Board of Directors for Keysor Century, Inc., Saugus, California. Currently Dr. Ostrom is an ongoing consultant for San Diego Gas & Electric, Pacific Gas & Electric and Southern California Edison. In addition to his consulting work, Dr. Ostrum is the Planning Commissioner for the City of Santa Clarita.

           Mr. J. Michael Bourne comes to Rexhall from his most recent position as director of Western Region Operations for Grumman Olson, a manufacturer of commercial delivery trucks. He started his career as a cost accountant with Vought Aircraft Company in Dallas, TX. He advanced rapidly through the financial organization, which ultimately led to him becoming the Director of Finance for Grumman Olson in 1995 while Vought Aircraft and Grumman Olson were parts of Northrop Grumman. Mr. Bourne graduated from the University of Southern Mississippi in 1987 with a degree in Accounting and a minor in Computer Science. He received his MBA from the University of Chicago in 1999. Mr. Bourne is also a Certified Public Accountant.

          Ms. Dawn E. Diaz earned her degree in Business, with an emphasis in Accounting, from California State University, Northridge. Ms. Diaz began her public accounting career with KPMG International where she earned her Certified Public Accountant license. She has spanned many facets of the accounting field in industries ranging from entertainment to high-tech. Ms. Diaz comes to Rexhall from her most recent position as Vice President of Finance for Bertelsmann Services, Inc., a manufacturing and distribution company.

          Mrs. Cheryl L. Rex is the Corporate Secretary of Rexhall Industries Inc. She has been with the Company since its inception in June 1986, and is the spouse of William J. Rex. From the beginning, Mrs. Rex has also undertaken the responsibility of designing the interiors of the motorhomes, both in decor and function, as well as assisting in the production of the Company's product brochures. She has served in several capacities throughout the years including payroll and administration. Mrs. Rex is involved in the organization of the Company's annual rallies and outside employee functions and is editor of the Rexhall Newsletter.

Item 11. Executive Compensation

Cash Compensation

           The following table sets forth certain information as to the five highest paid(1) of the Company's employees whose cash compensation exceeded $100,000 for the year ended December 31, 2001:

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                                                                    Bonus
Name and                                                                                            Accrued        Other Annual
Principal Position                          Year              Salary ($)           Bonus Paid       Non-Paid       Compensation (2)
------------------                          ----              ----------           ----------       --------       ----------------
William J. Rex                               01               237,100(3)           150,100               ---                 ---
Chief Executive Officer                      00               250,000              See Note (4)        5,000                 ---
and President                                99               250,000              445,000           411,000                 ---

J. Michael Bourne(6)                         01               118,700                  ---               ---                 ---
Executive Vice President
and Chief Operating Officer

Donald C. Hannay, Sr.                        01                66,100              123,400             5,800                ---
V.P. of Sales & Marketing                    00                62,800              161,800            12,400                ---
                                             99                61,400              201,600            20,700                ---

James C. Rex (5)                             00                52,000               54,000               ---                ---
National Director of
Service and Warranty


(1) Note: Only three executive officers received cash compensation in excess of $100,000.

(2) The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during 2001 did not exceed, as to any named officer, the lesser of $50,000 or 10% of the total 2001 salary and bonus paid to such named officer and, accordingly, is omitted from the table. These benefits included amounts allocated for personal use of a company-owned automobile provided to Mr. Rex.

(3) Immediately following the tragic events of September 11, 2001, William J. Rex took a 20% pay cut which is still in effect. The rest of the officers took 10% pay cuts which were reinstated in December 2001.

(4) For 2000, William J. Rex earned a bonus of $491,000 of which he was paid $486,000 leaving $5,000 in the accrued bonus account. Mr. Rex used $384,000 of accrued bonus from 1999 to repay a loan, with interest, the Company made to him in 1998 under the Company's Stock Option Program. The remaining $27,000 of the $411,000 accrued bonus from 1999 was paid to Mr. Rex in 2000. All combined, Mr. Rex was paid $513,000 in cash for 1999 and 2000 bonuses in 2000, while he used another $384,000 to repay the loan with interest.

(5) Mr. James C. Rex is the brother of Mr. William J. Rex. Mr. James Rex has been employed by the Company for nine years; 2000 was the only year that his salary exceeded $100,000.

(6)  Mr. Bourne joined the Company in February 2001.

Compensation Committee Report
-----------------------------

          On July 5, 2001, the Company renewed for five years (expires July 31,
2006) an employment agreement with William J. Rex. The employment agreement provides for an annual salary of $250,000 plus a bonus determined monthly equal to 10% of income before bonus and taxes. Other executive officers are compensated based on the following factors as determined by the Board of
Directors: (1) the financial results of the Company during the prior year or sales commission; (2) compensation paid to executive officers in prior years;
(3) extraordinary performance during the year; and (4) compensation of executive officers employed by competitors.

           Directors who are not Executive Officers are paid $500 per Board and Audit Committee Meeting; there are three to four Board Meetings per year.

           The Company also has an incentive program under which it pays supervisory employees involved in the sales and production a cash bonus based on specific performance criteria. Committee members: William J. Rex, Robert A. Lopez and Frank A. Visco.

Stock Option Plan
-----------------

           In May 1989, the Company adopted the 1989 Incentive and Nonstatutory Stock Option Plan pursuant to Section 422A of the Internal Revenue Code of 1986, as amended, to (i) key employees, and (ii) to directors and consultants to the Company designated by the Board as eligible under the Option Plan. Under the Option Plan, options for up to 225,000 shares may be granted.

           The Option Plan was administered by the Board of Directors or by a committee appointed by the Board, which determines the terms of options granted, including the exercise price, the number of shares subject to the options, and the terms and conditions of exercise. No option granted under the Option Plan was transferable by the optionee other than by will or the laws of descent and distribution, and each option was exercisable during the lifetime of the optionee only by such optionee.

           The exercise price of all stock options granted under the Option Plan must have been at least equal to the fair market value of such shares on the date of grant, and the maximum term of each option may not exceed 10 years. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any stock option must have been not less than 110% of the fair market value on the date of grant and the maximum term of such option may not exceed five years. Stock appreciation rights were not authorized under the Option Plan.

           The Company's Stock Option Plan and any options expired May 10, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth information regarding the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,

(ii) each of the Company's directors beneficially owning Common Stock and (iii) all of the Company's officers and directors as a group as of March 15, 2002:

                                    Number of
Name of Beneficial Owner            Shares                      Percent of
Outstanding                         Beneficially                Shares at
or Identity of Group                Owned (1)                   March 15, 2002
--------------------                ---------                   --------------

William J. Rex (1)                  1,623,000                        53.1%
c/o Rexhall Industries
46147 7th Street West
Lancaster, California 93534

All Directors and
Officers as a Group                1,673,000                         54.7%

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him, subject to applicable community property law.

Item 13. Certain Relationships and Related Transactions

           Robert A. Lopez, one of the Company's Directors, owns Nickerson Lumber, which sells the Company lumber at market rates. Purchases during 2001 and 2000 were less than $25,000 and $100,000, respectively.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K

Financial Statements
--------------------
           See Item 8

Financial Statement Schedule
----------------------------

           Schedule 2 - Valuation and Qualifying Accounts      Page 32

           Schedules not listed above have been ommitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3.0) Articles of Incorporation and By Laws. See 1992 10KSB

(4.0) Instruments defining the rights of Holders of Common Stock. See Page 24 of
      Prospectus dated 6/22/89. See 1992 10KSB.

(10.1) Business Loan Agreement dated September 27, 2001 between Company and
       Valencia Bank and Trust.

(10.2) Employee agreement of William J. Rex

(10.3) Authorized Ford Motor Company Converter Pool Agreement effective 5/24/90.
       See 1992 10KSB

(10.4) Incentive and Non-Statutory Stock Option Plan.

(10.5) Material Contracts - Chevrolet Quality Approved Converter Program dated
       10/1/88. See 1992 10KSB.

(13.1) Supplemental information pursuant to Section 15D of Exchange Act

           1)  Proxy Statement dated 2001
           2)  2001 Annual Report

(13.2) Form 10Q is attached for 1st, 2nd, and 3rd quarter labeled (Exhibit 13)

(22.0) Published report regarding matters submitted to vote (Proxy statement dated 2000)

(27.0) Financial Data Schedule

(28.0) Copy of State Insurance Annual Report for year ended 12/31/00 labeled
      (Exhibit 28).

                                   Signatures


     Pursuant to the requirements of section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
--------------------------------
(Registrant)



By /S/ William J. Rex                                    By /S/
  -----------------------                                ---------------
 (Signature and Title)*                                  (Signature and Title)*
 William J. Rex, President, CEO & Chairman               Dawn E. Diaz, CFO
 Date: March 29, 2002                                    Date: March 29, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
--------------------------
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: March 29, 2002

By /S/ Donald C. Hannay, Sr.
----------------------------
(Signature and Title)*
Donald C. Hannay, Sr.
Vice President of Sales & Marketing
Director
Date: March 29, 2002

By /S/ Robert A. Lopez
--------------------------------
(Signature and Title)*
Robert A. Lopez
Director
Date: March 29, 2002

By /S/ Frank A. Visco
---------------------------------
(Signature and Title)*
Frank A. Visco
Director
Date: March 29, 2002

By /S/ Dr. Dennis K. Ostrom
-----------------------------
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: March 29, 2002