Form 10-Q
period 2002-03-31
REXHALL INDUSTRIES INC
filed 2002-05-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934



  For Quarter End March 31, 2002      Commission file number: 0-17824


                            REXHALL INDUSTRIES, INC.
           (Exact name of Registrant as specified in its charter)


            California 	                        95-4135907
     (State of Incorporation)        (IRS Employer Identification No.)



           46147 7th Street West, Lancaster, California  93534
             (Address of principal executive offices)  (Zip Code)



                                (661) 726-0565
            (Regristrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to
such filing requirements for the past 90 days.  Yes    x    No_____.

                    Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,036,350 as of May 10, 2002.

                        REXHALL INDUSTRIES, INC.

                                INDEX

PART I - FINANCIAL INFORMATION                              PAGE NUMBER

   Item 1.

     Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets at March 31, 2002
     and December 31, 2001	                                  3

     Condensed Consolidated Statements of Operations for the
     three months ended March 31, 2002 and March 31, 2001.        4

     Condensed Consolidated Statements of Cash Flows for the
     three months ended March 31, 2002 and March 31, 2001	  5

     Notes to Condensed Consolidated Financial Statements       6-7

   Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations	                7-9

   Item 3.

     Quantitative and Qualitative Disclosure about Market Risks   9

PART II - OTHER INFORMATION

     Repurchase Agreements	                                  9

     Legal Proceedings		                                  9

     Signatures			                                 10

PART I - FINANCIAL INFORMATION

Item 1.- Condensed Consolidated Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                    March 31, 2002  December 31, 2001
ASSETS
CURRENT ASSETS
   Cash                                $ 5,536,000      $ 8,662,000
   Accounts Receivables, net	         4,342,000	  2,051,000
   Income Tax Receivable	           660,000          786,000
   Inventories                          11,651,000       12,546,000
   Deferred Income Taxes                   964,000          964,000
   Other Current Assets                    340,000          461,000
   Current Assets of Discontinued
      Operations 		         2,417,000	  4,689,000
TOTAL CURRENT ASSETS	                25,910,000	 30,159,000

   Property and Equipment at Cost Net
      of Accumulated Depreciation 	 5,791,000        5,760,000
   Property Held for Sale                      ---	    122,000
   Other Assets                            153,000          151,000
   Non-Current Assets of Discontinued
      Operations                            55,000          160,000
TOTAL ASSETS                           $31,909,000      $36,352,000

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable	               $ 3,363,000      $ 3,423,000
   Line of Credit                          194,000	  3,053,000
   Notes Payable and Current Portion
      of Long-Term Debt  	            35,000           34,000
   Warranty Allowance	                   817,000	    699,000
   Accrued Legal 	                   721,000          802,000
   Dealer Incentives	                 1,101,000	  1,139,000
   Other Accrued Liabilities	         1,779,000        1,376,000
   Accrued Compensation and Benefits	   512,000	    367,000
   Current Liabilities of Discontinued
      Operations 	                 2,262,000	  4,509,000
TOTAL CURRENT LIABILITIES	        10,784,000	 15,402,000

   Long-Term Debt, less Current Portion	   662,000	    671,000
TOTAL LIABILITIES	                11,446,000	 16,073,000

STOCKHOLDERS' EQUITY
   Preferred Stock - no par value,
      Authorized, 1,000,000 shares;
      no shares outstanding at March 31, 2002
      and December 31, 2001
   Common Stock - no par value,
      Authorized, 10,000,000 shares;
      issued and outstanding
      3,036,000 at March 31, 2002
      and December 31, 2001	         6,139,000	 6,139,000
   Loan Receivable from Exercise of
      Options 	                           (43,000)	   (46,000)
   Retained Earnings	                14,367,000      14,186,000
TOTAL STOCKHOLDERS' EQUITY	        20,463,000      20,279,000

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY	                       $31,909,000     $36,352,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

		                            Three Months Ended
                        	     March 31, 2002   March 31, 2001

Net Revenues	                       $17,407,000     $15,310,000

Cost of Sales 	                        15,329,000      13,576,000

Gross Profit 	                         2,078,000       1,734,000

Operating Expenses:

Selling, General, Administrative Expenses
   and Other Expenses	                 1,765,000	 1,297,000

Income from Continuing Operations
   before Income Taxes                     313,000	   437,000

Income Tax Expense	                   126,000         175,000

Income from Continuing Operations	   187,000	   262,000

Loss from Discontinued Operations
   (net of applicable income tax benefit
   of nil and $93,000 in 2002 and 2001,
   respectively	                            (6,000)	  (143,000)

Net Income                             $   181,000     $   119,000

Basic and Diluted Income
   from Continuing Operations -
   Per Share	                       $       .06     $       .09

Basic and Diluted Loss
   from Discontinued Operations -
   Per Share	                       $       .00    ($       .05)

Basic and Diluted Income - Per Share   $       .06     $       .04

Weighted Average Shares Outstanding
   Basic and Diluted             	 3,036,000       3,056,000



See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                         		     Three Months Ended
			              March 31, 2002  March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	                       $   181,000     $   119,000

Adjustments to reconcile net income
   to net cash provided by (used in)
Operating Activities:
   Net loss from discontinued operations     6,000	   143,000
   Depreciation and amortization            95,000	    97,000
   Gain on sale of property, plant
      and equipment	                   (34,000)	    (3,000)
   Provision for deferred income taxes	       ---         (55,000)
   (Increase) decrease in:
   Accounts receivable	                (2,291,000)      2,374,000
   Inventories	                           895,000      (1,076,000)
   Income tax receivable	           126,000	   175,000
   Increase (decrease) in:
   Accounts payable	                   (60,000)	   175,000
   Warranty allowance	                   118,000	  (191,000)
   Accrued legal	                   (81,000)        (44,000)
   Dealer incentives	                   (38,000)	    26,000
   Other assets and liabilities	           773,000	   181,000

   Net cash provided by (used in)
      operating activities	          (310,000)      1,921,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment	  (129,000)	  (136,000)
Proceeds from sale of property and
   equipment	                           159,000	    85,000

   Net cash provided by (used in)
      investing activities	            30,000	   (51,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on long-term debt	            (9,000)	    (8,000)
Repayments on short-term notes	          (105,000)	   (84,000)
Repayments on line of credit	        (2,859,000)     (1,079,000)
Proceeds from loan receivable on
   exercise of stock options	             3,000	     3,000
Repurchase and retirement of stock	       ---	   (50,000)

   Net cash (used in) financing
      activities	                (2,970,000)	(1,218,000)

NET CASH FLOWS FROM DISCONTINUED
   OPERATIONS	                           124,000	  (289,000)

NET INCREASE (DECREASE) IN CASH	        (3,126,000)	   363,000

BEGINNING CASH BALANCE	                 8,662,000	 3,448,000

ENDING CASH BALANCE	                $5,536,000	$3,811,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period         $   18,000	$   28,000


See accompanying notes to condensed consolidated financial statements

                          REXHALL INDUSTRIES, INC.

         Notes to the Condensed Consolidated Financial Statements

                          March 31, 2002 and 2001

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, they include all adjustments, consisting of normal accruals, necessary to present fairly the information set forth herein in accordance with accounting principles generally accepted in the United States of America for interim reporting.

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to on going evaluation by management.

3. Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Basic and diluted earnings per share are the same for all periods presented as the company has no potentially dilutive securities outstanding.

4. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FSAB") issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS No.142), Goodwill and Other Intangible Assets. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. These standards were effective for fiscal years starting after December 15, 2001.

The Company adopted SFAS No. 141, 142 and 144 on January 1, 2002, however, there was no effect on the Company's financial position or operating performance.

5. Details of Inventory	              March 31, 2002  December 31, 2001

         Raw Materials	               $ 5,390,000	 $ 6,041,000
         Work-in-Progress                2,111,000         1,363,000
         Finished Goods 	         4,150,000	   5,142,000
            Total                      $11,651,000	 $12,546,000

6. Discontinued Operations

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory was sold, at a discount, to another dealership in Arizona. The fixed assets and parts inventory are expected to be disposed of in 2002. The Company's financial statements for the quarter ended March 31, 2001 have been restated to reflect the retail segment as a discontinued operation.

Following is summary financial information for the Company's discontinued retail operations:

	                         	   Three Months Ended
	                            March 31, 2002   March 31, 2001

Net Sales 	                     $       ---	$3,074,000

Loss from Discontinued Operations
   before Income Taxes	                  (6,000)	  (236,000)

Income Tax Benefit 	                     ---	   (93,000)

Net Loss from Discontinued
   Operations                       ($     6,000)      ($  143,000)

	                            March 31, 2002   December 31, 2001

Cash	                             $   190,000        $   90,000
Receivables, net 	               2,219,000	 4,560,000
Inventories	                           8,000	    34,000
Other Current Assets                         ---	     5,000

   Current Assets of Discontinued
      Operations 	              $2,417,000 	$4,689,000

Property and Equipment at Cost
   Net of Accumulated Depreciation    $   55,000        $  158,000
Other Assets	                             ---	     2,000

   Non-Current Assets of Discontinued
      Operations	              $   55,000        $  160,000

Accounts Payable	              $   29,000	$   54,000
Notes Payable	                       2,233,000	 4,455,000

   Current Liabilities of
      Discontinued Operations	      $2,262,000        $4,509,000

Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations.

All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forward-Looking Statements" and should be read subject to the assumptions contained in the section "Forward-Looking Statements".

Results of Operations

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Revenues - 2002 compared with 2001

Net revenues from continuing operations for the first quarter ended March 31, 2002 were $17,407,000 as compared to $15,310,000 for the first quarter in 2001. This represents a 14% increase from the prior year. Net units sold for the quarter ended March 31, 2002 were 216 compared to 194 for the quarter ended March 31, 2001, an 11% increase. Wholesale shipments of the Company's gas motorhomes were up 20%, while diesel shipments were down 11% when compared to last year's first quarter. The increase in net revenues is primarily attributable to an industry-wide increase in Class "A" shipments of 12% when compared to last year. Management believes this increase is a recognition of an improving economy, but does not know if it will continue.

Gross Profit - 2002 compared with 2001

Gross profit from continuing operations increased to $2,078,000 from $1,734,000 for the same quarter in 2001, which is an increase of $344,000 or 20%. Gross margin was 11.9% as compared to 11.3% last year. The increase in gross margin was attributable to the increase in sales which created a larger absorption base for manufacturing overhead which tends to be less variable than direct materials and labor. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - 2002 compared with 2001

Selling, General, Administrative and Other Expenses from continuing operations increased by approximately $468,000 from the first quarter of 2001 to the first quarter of 2002. Selling, general, administrative and other expenses increased to 10.1% as a percentage of sales when compared to 8.5% for the quarter ended March 31, 2001. The increase is primarily related to an increase in warranty expense and a decrease in rental and interest income.

Income Taxes - 2002 compared to 2001

Income tax expense from continuing operations was $126,000 for the quarter ended March 31, 2002 as compared to $175,000 in the first quarter of 2001. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of March 31, 2002, the Company had working capital of $15,126,000, compared to $14,757,000 at December 31, 2001. The $369,000 increase in working capital is primarily due to a $2,291,000 increase in accounts receivable, a $2,859,000 decrease in the chassis vendor line of credit partially offset by a $3,126,000 decrease in cash, an $895,000 decrease in inventory and a $773,000 increase in other assets and liabilities.

Capital expenditures during the first quarter of 2002 were $129,000. Management anticipates similar levels of capital expenditures for the remaining quarters of 2002 related to efficiency improvement initiatives and refurbishment of the production facilities and related production equipment. Significant increases are expected to be incurred when the Company begins construction of the new facility, which is anticipated in the fourth quarter of this year.

As of March 31, 2002 the Company has a $2,500,000 line of credit with a bank which can be used for working capital purposes secured by equipment, inventory and receivables. The interest rate is the prime rate (4.75% at March 31, 2002). The line expires on September 27, 2003. Under this line of credit, $437,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At March 31, 2002, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of March 31, 2002.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $5,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.75% at March 31, 2002).
All borrowings are secured by the Ford merchandise. The outstanding balance at March 31, 2002 was $194,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2002, including payments related to the expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

Forward-Looking Statements

Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal and cyclical. Recent reports of decreased consumer confidence may reduce future sales. Most of Rexhall's competitors are substantially larger, and many of its suppliers and dealers have greater economic power, so that the volume and prices of both supplies and sales may be adversely affected by competitive action. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

Item 3. - Quantitative and Qualitative Disclosure About Market Risk

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

PART II - OTHER INFORMATION

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders, are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the three months ended March 31, 2002 and 2001, the Company repurchased approximately $1,266,000 and $641,000 respectively, (wholesale value) of motorhomes under these agreements. At March 31, 2002 and 2001, approximately $26,400,000 and $25,800,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of states statutes which require the repurchasing of motorhomes whenever a dealership is terminated.

Legal Proceedings -The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations.

REXHALL INDUSTRIES, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex 		              By /S/ Dawn E. Diaz
(Signature and Title)*		              (Signature and Title)*
William J. Rex, President, CEO & Chairman     Dawn E. Diaz, CFO
Date: May 14, 2002	 	              Date: May 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: May 14, 2002


By /S/ Donald C. Hannay, Sr.
(Signature and Title)*
Donald C. Hannay, Sr.
Vice President of Sales & Marketing
Director
Date: May 14, 2002

By /S/ Robert A. Lopez
(Signature and Title)*
Robert A. Lopez
Director
Date: May 14, 2002

By /S/ Frank A. Visco
(Signature and Title)*
Frank A. Visco
Director
Date: May 14, 2002

By /S/ Dr. Dennis K. Ostrom
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: May 14, 2002