Form 10-Q/A
period 2002-03-31
REXHALL INDUSTRIES INC
filed 2002-09-27
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 FORM 10-Q/A



             Quarterly Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934



    For Quarter End March 31, 2002         Commission file number:  0-17824


                          REXHALL INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)


              California                            95-4135907
        (State of Incorporation)          (IRS Employer Identification No.)



                46147 7th Street West, Lancaster, California  93534
                 (Address of principal executive offices)  (Zip Code)



                                   (661) 726-0565
                (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes        No x       .

                       Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,114,700 as of September 26, 2002.

REXHALL INDUSTRIES, INC.

                                   INDEX

PART I - FINANCIAL INFORMATION                            PAGE NUMBER

 Item 1.

   Condensed Consolidated Financial Statements (Unaudited):

   Condensed Consolidated Balance Sheets at
      March 31, 2002 (Restated)and December 31, 2002             3

   Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2002 (Restated) and
      March 31, 2001                                             4

   Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2002 (Restated) and
      March 31, 2001                                             5

   Notes to Condensed Consolidated Financial Statements          6-7

 Item 2.

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                  7-9

   Item 3.

   Quantitative and Qualitative Disclosure about Market Risks    9

PART II - OTHER INFORMATION

   Repurchase Agreements                                         9

   Legal Proceedings                                             9

   Signatures                                                    10

PART III - EXHIBITS

   Officer Certifications                                        11


The Company is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2002 filed with the Securities and Exchange Commission on May 14, 2002 in order to revise the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations sections in that Report. The Company has determined that its raw materials inventory balance was incorrect. Related costs of goods sold and certain bonus and tax accruals have also been restated to reflect this inventory error. Accordingly, the Company is restating its 2002 First Quarter Result. Pursuant to Rule 12B-15 under the Securities Exchange Act of 1934, the Company is including the complete text of the Quarterly Report as revised. Except for financial statement information and related disclosures that are specifically related to the restatement all information contained in this report and the Original Filing is stated as of the date of the Original Filing.

PART I - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            March 31, 2002  December 31, 2001
ASSETS                                        (RESTATED)
                                               (NOTE 2)
CURRENT ASSETS
  Cash                                        $  5,536,000     $  8,662,000
  Accounts Receivables, net                      4,342,000        2,051,000
  Income Tax Receivable                            951,000          786,000
  Inventories                                   10,896,000       12,546,000
  Deferred Income Taxes                            964,000          964,000
  Other Current Assets                             340,000          461,000
  Current Assets of Discontinued Operations      2,417,000        4,689,000
TOTAL CURRENT ASSETS                            25,446,000       30,159,000

  Property and Equipment at Cost Net
    of Accumulated Depreciation                  5,791,000        5,760,000
  Property Held for Sale                               ---          122,000
  Other Assets                                     153,000          151,000
  Non-Current Assets of Discontinued Operations     55,000          160,000
TOTAL ASSETS                                   $31,445,000      $36,352,000

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                            $  3,363,000      $ 3,423,000
  Chassis Vendor Line of Credit                    194,000        3,053,000
  Notes Payable and Current Portion of
    Long-Term Debt                                  35,000           34,000
  Accrued Warranty                                 817,000          699,000
  Accrued Legal                                    721,000          802,000
  Accrued Dealer Incentives                      1,101,000        1,139,000
  Other Accrued Liabilities                      1,779,000        1,376,000
  Accrued Compensation and Benefits                482,000          367,000
  Current Liabilities of Discontinued
    Operations                                   2,262,000        4,509,000
TOTAL CURRENT LIABILITIES                       10,754,000       15,402,000

  Long-Term Debt, less Current Portion             662,000          671,000
TOTAL LIABILITIES                               11,416,000       16,073,000

STOCKHOLDERS' EQUITY
  Preferred Stock - no par value,
    Authorized, 1,000,000 shares;
    no shares outstanding at March 31, 2002
    and December 31, 2001                              ---              ---
  Common Stock - no par value,
    Authorized, 10,000,000 shares;
    issued and outstanding
    3,057,000 at March 31, 2002
    and December 31, 2001                        6,139,000         6,139,000
  Loan Receivable from Exercise of Options         (43,000)          (46,000)
  Retained Earnings                             13,933,000        14,186,000
TOTAL STOCKHOLDERS'EQUITY                       20,029,000        20,279,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $31,445,000       $36,352,000



    See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended
                                            March 31, 2002    March 31, 2001
                                              (RESTATED)
                                               (NOTE 2)

  Net Revenues                                $17,407,000       $15,310,000

  Cost of Sales                                16,084,000        13,576,000

  Gross Profit                                  1,323,000         1,734,000

  Operating Expenses:

  Selling, General, Administrative Expenses
    and Other Expenses                          1,741,000         1,297,000

  Income (Loss) from Continuing Operations
    before Income Taxes                          (418,000)          437,000

  Income Tax Expense (Benefit)                   (165,000)          175,000

  Income (Loss) from Continuing Operations       (253,000)          262,000

  Loss from Discontinued Operations
    (net of applicable income tax benefit
    of $93,000 in 2001)                              ---           (143,000)

  Net Income (Loss)                          ($   253,000)    $     119,000

  Basic and Diluted Income (Loss)
    from Continuing Operations Per Share     ($       .08)    $         .09

  Basic and Diluted Loss
    from Discontinued Operations Per Share    $       ---    ($         .05)

  Basic and Diluted Income (Loss) Per Share  ($       .08)    $         .04

  Weighted Average Shares Outstanding
    Basic and Diluted                           3,057,000         3,057,000



     See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Three Months Ended
                                              March 31, 2002  March 31, 2001
                                                 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:             (NOTE 2)

Net income (Loss)                                ($ 253,000)     $  119,000

Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
Operating Activities:
  Net loss from discontinued operations                 ---         143,000
  Depreciation and amortization                      95,000          97,000
  Gain on sale of property, plant and equipment     (34,000)         (3,000)
  Provision for deferred income taxes                   ---         (55,000)
  (Increase) decrease in:
  Accounts receivable                            (2,291,000)      2,374,000
  Inventories                                     1,650,000      (1,076,000)
  Income tax receivable                            (165,000)        175,000
  Increase (decrease) in:
  Accounts payable                                  (60,000)        175,000
  Accrued Warranty                                  118,000        (191,000)
  Accrued legal                                     (81,000)        (44,000)
  Accrued dealer incentives                         (38,000)         26,000
  Other assets and liabilities                      743,000         181,000

  Net cash provided by (used in) operating
    activities                                     (316,000)      1,921,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              (129,000)       (136,000)
  Proceeds from sale of property and equipment      159,000          85,000

  Net cash provided by (used in) investing
    activities                                       30,000         (51,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                       (9,000)         (8,000)
  Repayments on short-term notes                   (105,000)        (84,000)
  Repayments on line of credit                   (2,859,000)     (1,079,000)
  Proceeds from loan receivable on exercise
    of stock options                                  3,000           3,000
  Repurchase and retirement of stock                    ---         (50,000)

    Net cash used in financing activities        (2,970,000)     (1,218,000)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS         130,000        (289,000)

NET INCREASE (DECREASE) IN CASH                  (3,126,000)        363,000

BEGINNING CASH BALANCE                            8,662,000       3,448,000

ENDING CASH BALANCE                              $5,536,000      $3,811,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid during the period              $     18,000    $     28,000



    See accompanying notes to condensed consolidated financial statements

                             REXHALL INDUSTRIES, INC.
            Notes to the Condensed Consolidated Financial Statements
                             March 31, 2002 and 2001

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, they include all adjustments, consisting of normal accruals, necessary to present fairly the information set forth herein in accordance with accounting principles generally accepted in the United States of America for interim reporting.

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.


2. Restated Financial Statements

Subsequent to the filing of the Form 10-Q for the period ended March 31, 2002, the Company concluded that an incorrect number was recorded for its raw material inventory for its first quarter of 2002, and it would need to restate the financial information set forth therein. The Company's financial statements as of March 31, 2002 have been restated to reflect the correct raw material inventory balance, related cost of goods sold, and certain bonus and tax accruals that are affected by this inventory error. The following accounts are adjusted as a result of the restatement:


                                                    QUARTER ENDED
                                                    March 31,2002
Balance Sheet:                        As Previously Reported     As Restated
     Inventories                          $  11,651,000         $ 10,896,000
     Income Tax Receivable                      660,000              951,000
     Accrued Compensation and Benefits          512,000              482,000

     Retained Earnings                       14,367,000           13,933,000

Statement of Earnings:
     Cost of Sales                           15,329,000           16,084,000
     Selling, General and Administrative
       Expenses and Other Expenses            1,765,000            1,741,000
     Income (Loss) from Continuing
       Operations before Taxes                  313,000             (418,000)
     Income Tax Expense (Benefit)               126,000             (165,000)
     Net Income (Loss)                          181,000             (253,000)
     Net Income (Loss) per Basic and
       Diluted Share                       $       0.06         ($      0.08)

$6,000 of expenses in the first quarter related to the discontinued retail operation have been reclassified from being previously reported as Loss from Discontinued Operations to being included in Selling, General and Administrative Expenses and Other.


3. Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to on going evaluation by management.


4. Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per share are the same for all periods presented as the company has no potentially dilutive securities outstanding.


5.  Inventory                             March 31, 2002  December 31, 2001
                                            (RESTATED)
                                             (NOTE 2)

  Raw Materials                            $  4,635,000       $  6,041,000
    Work-in-Progress                          2,111,000          1,363,000
    Finished Goods                            4,150,000          5,142,000

      Total                                 $10,896,000         $12,546,00

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

                                                  Three Months Ended
                                           March 31, 2002     March 31, 2001

  Net Sales                                 $         ---        $3,074,000

  Loss from Discontinued Operations
    before Income Taxes                               ---          (236,000)

  Income Tax Benefit                                  ---           (93,000)

  Net Loss from Discontinued Operations     $         ---       ($  143,000)


                                           March 31, 2002  December 31, 2001

  Cash                                      $   190,000          $    90,000
  Receivables, net                            2,219,000            4,560,000
  Inventories                                     8,000               34,000
  Other Current Assets                              ---                5,000

    Current Assets of Discontinued
      Operations                            $ 2,417,000          $ 4,689,000

  Property and Equipment at Cost
    Net of Accumulated Depreciation         $    55,000          $   158,000

  Other Assets                                      ---                2,000

    Non-Current Assets of Discontinued
      Operations                           $     55,000          $   160,000

  Accounts Payable                         $     29,000          $    54,000
  Notes Payable                               2,233,000            4,455,000

  Current Liabilities of Discontinued
    Operations                               $2,262,000           $4,509,000



Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations.

The Company has restated its previously issued financial statements.  See note 2 to the financial statements for information regarding the restatement. Accordingly, certain amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted.

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

Gross Profit - 2002 compared with 2001

Gross profit from continuing operations decreased to $1,323,000 from $1,734,000 for the same quarter in 2001, which is an decrease of $411,000 or 24%. Gross margin was 7.6% in 2002 as compared to 11.3% in 2001. The decrease in gross margin was primarily attributable to increases in material cost and direct labor per unit and material obsolescence. This was partially offset by lower manufacturing overhead cost and improved absorption due to higher sales. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - 2002 compared with
2001

Selling, General, Administrative and Other Expenses from continuing operations increased by approximately $444,000 from the first quarter of 2001 to the first quarter of 2002. Selling, general, administrative and other expenses increased to 10.0% as a percentage of sales when compared to 8.5% for the quarter ended March 31, 2001. The increase is primarily related to an increase in warranty expense and a decrease in rental and interest income.

Income Taxes - 2002 compared to 2001

Income tax benefit from continuing operations was $165,000 for the quarter ended March 31, 2002 as compared to income tax expense of $175,000 in the
first quarter of 2001.    Income taxes are provided based upon the estimated
effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of March 31, 2002, the Company had working capital of $14,692,000, compared to $14,757,000 at December 31, 2001. The $65,000 decrease in working capital is primarily due to a $3,126,000 decrease in cash, an $1,650,000 decrease in inventory and a $403,000 increase in other accrued liabilities partially offset by a $2,291,000 increase in accounts receivable, a $2,859,000 decrease in the chassis vendor line of credit.

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

As of March 31, 2002 the Company has a $2,500,000 line of credit with a bank that can be used for working capital purposes secured by equipment, inventory and receivables. The interest rate is the prime rate (4.75% at March 31, 2002). The line expires on September 27, 2003. Under this line of credit, $437,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At March 31, 2002, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of March
31, 2002.

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

Forward-Looking Statements

Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal and cyclical. Recent reports of decreased consumer confidence may reduce future sales. Most of
Rexhall's competitors are substantially larger, and many of its suppliers and dealers have greater economic power, so that the volume and prices of both supplies and sales may be adversely affected by competitive action.
The effect of restating the Company's financial position and results of operations may be adverse for shareholders, including possible delisting of the shares, which will seriously limit the marketability of shares and may
negatively affect the Company's business.      Management intends to remain
aware of these factors and react to them, but cannot predict their timing or significance.

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

PART II - OTHER INFORMATION

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid
interest and other costs in the event of default by the dealer.   During the
three months ended March 31, 2002 and 2001, the Company repurchased approximately $1,266,000 and $641,000 respectively, (wholesale value) of motorhomes under these agreements. At March 31, 2002 and 2001, approximately $26,400,000 and $25,800,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that require the repurchasing of motorhomes whenever a dealership is terminated.

Legal Proceedings -The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations.

The Company is restating its first quarter 10-Q to adjust inventory levels, and the second quarter 10-Q was not filed timely. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.) The previously announced independent review of the Company's accounting records has been completed with no other errors found in the Company's financial statements for the first and second quarters of 2002. However, NASDAQ held a hearing with the Company's Management on September 20, 2002 to consider whether the Company can continue to list its shares with that exchange in view of its restatement and late filing. The Company cannot predict the outcome of this hearing, but it expects to be notified of the decision within seven to ten days. The Company estimates the accounting and legal fees and costs related to the review of the Company's financial statements to be approximately $600,000 or more, which will be recorded in the third quarter.

REXHALL INDUSTRIES, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex                    By /S/ J. Michael Bourne
(Signature and Title)*                   (Signature and Title)*
William J. Rex,                          J. Michael Bourne,
President, CEO & Chairman                Executive Vice President, COO & CFO
Date: September 26, 2002                 Date: September 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: September 26, 2002

By /S/ J. Michael Bourne
(Signature and Title)*
J. Michael Bourne
Executive Vice President, COO & CFO
Director
Date: September 26, 2002

By /S/ Robert A. Lopez
(Signature and Title)*
Robert A. Lopez
Director
Date: September 26, 2002

By /S/ Frank A. Visco
(Signature and Title)*
Frank A. Visco
Director
Date: September 26, 2002

By /S/ Dr. Dennis K. Ostrom
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: September 26, 2002

PART III - EXHIBITS

CERTIFICATIONS


I, William J. Rex, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Rexhall Industries, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 26, 2002      William J. Rex
                              President, Chairman and Chief Executive Officer




I, J. Michael Bourne, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Rexhall Industries, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 26, 2002   J. Michael Bourne
                           Executive Vice President, Chief Operating Officer, and Acting Chief Financial Officer