Form 10-Q
period 2002-06-30
REXHALL INDUSTRIES INC
filed 2002-09-27
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



             Quarterly Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934



   For Quarter End June 30, 2002           Commission file number:  0-17824


                          REXHALL INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)


              California                              95-4135907
       (State of Incorporation)          (IRS Employer Identification No.)



              46147 7th Street West, Lancaster, California  93534
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

                          REXHALL INDUSTRIES, INC.

                                    INDEX

PART I FINANCIAL INFORMATION                                     PAGE NUMBER

   Item 1.

     Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets at June 30, 2002
     and December 31, 2001                                            3

     Condensed Consolidated Statements of Operations for the
     Three and Six months ended June 30, 2002 and June 30, 2001       4-5

     Condensed Consolidated Statements of Cash Flows for the
     six months ended June 30, 2002 and June 30, 2001                 6

     Notes to Condensed Consolidated Financial Statements             7-8

   Item 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        8-11

   Item 3.

     Quantitative and Qualitative Disclosure about Market Risks       11

PART II  OTHER INFORMATION

     Repurchase Agreements                                            11

     Legal Proceedings                                                12

     Signatures                                                       13

PART III  EXHIBITS

     Officer Certifications                                           14

PART I  FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements
   REXHALL INDUSTRIES, INC.
   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                          June 30, 2002    December 31, 2001
ASSETS
CURRENT ASSETS
   Cash                                     $ 3,033,000       $ 8,662,000
   Accounts Receivables, net                  4,115,000         2,051,000
   Income Tax Receivable                        700,000           786,000
   Inventories                               15,853,000        12,546,000
   Deferred Income Taxes                        964,000           964,000
   Other Current Assets                         228,000           461,000
   Current Assets of Discontinued Operations    984,000         4,689,000
TOTAL CURRENT ASSETS                         25,877,000        30,159,000
   Property and Equipment at Cost Net
      of Accumulated Depreciation             5,709,000         5,760,000
   Property Held for Sale                           ---           122,000
   Other Assets                                 153,000           151,000
   Non-Current Assets of Discontinued
      Operations                                 37,000           160,000
TOTAL ASSETS                                $31,776,000       $36,352,000

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                         $ 2,963,000       $ 3,423,000
   Chassis Vendor Line of Credit              2,258,000         3,053,000
   Notes Payable and Current Portion
      of Long-Term Debt                          35,000            34,000
   Accrued Warranty                             820,000           699,000
   Accrued Legal                                791,000           802,000
   Accrued dealer incentives                  1,003,000         1,139,000
   Other Accrued Liabilities                  1,711,000         1,376,000
   Accrued Compensation and Benefits            434,000           367,000
   Current Liabilities of Discontinued
      Operations                                813,000         4,509,000
TOTAL CURRENT LIABILITIES                    10,828,000        15,402,000

   Long-Term Debt, less Current Portion         653,000           671,000
TOTAL LIABILITIES                            11,481,000        16,073,000
STOCKHOLDERS' EQUITY
   Preferred Stock - no par value,
     Authorized, 1,000,000 shares;
     no shares outstanding at June 30, 2002
     and December 31, 2001                          ---               ---
   Common Stock - no par value,
     Authorized, 10,000,000 shares;
     issued and outstanding 6,115,000
     at June 30, 2002 and December 31,2001    6,139,000         6,139,000
   Loan Receivable from Exercise of Options     (41,000)          (46,000)
   Retained Earnings                         14,197,000        14,186,000
TOTAL STOCKHOLDERS' EQUITY                   20,295,000        20,279,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $31,776,000       $36,352,000



    See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Three Months Ended
                                            June 30, 2002   June 30, 2001

Net Revenues                                  $18,964,000     $16,442,000
Cost of Sales                                  16,610,000      14,594,000
Gross Profit                                    2,354,000       1,848,000
Operating Expenses:
Selling, General, Administrative Expenses
   and Other Expenses                           1,913,000       1,493,000

Income from Continuing Operations
   before Income Taxes                            441,000         355,000
Income Tax Expense                                177,000         142,000
Income from Continuing Operations                 264,000         213,000
Loss from Discontinued Operations
   (net of applicable income tax benefit
    of $51,000 in 2001)                               ---         (81,000)

Net Income                                    $   264,000     $   132,000
Basic and Diluted Income
   from Continuing Operations - Per Share     $       .04     $       .03
Basic and Diluted Loss
   from Discontinued Operations - Per Share   $       ---    ($       .01)
Basic and Diluted Income - Per Share          $       .04     $       .02
Weighted Average Shares Outstanding
   Basic and Diluted                            6,115,000       6,115,000



     See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Six Months Ended
                                            June 30, 2002   June 30, 2001

Net Revenues                                  $36,371,000     $31,752,000
Cost of Sales                                  32,694,000      28,170,000
Gross Profit                                    3,677,000       3,582,000
Operating Expenses:
Selling, General, Administrative Expenses
   and Other Expenses                           3,654,000       2,790,000

Income from Continuing Operations
   before Income Taxes                             23,000         792,000
Income Tax Expense                                 12,000         317,000
Income from Continuing Operations                  11,000         475,000
Loss from Discontinued Operations
   (net of applicable income tax benefit
    of $144,000 in 2001)                              ---        (224,000)

Net Income                                    $    11,000     $   251,000
Basic and Diluted Income
   from Continuing Operations - Per Share     $       .00     $       .08
Basic and Diluted Loss
   from Discontinued Operations - Per Share   $       ---    ($        04)
Basic and Diluted Income - Per Share          $       .00     $       .04
Weighted Average Shares Outstanding
   Basic and Diluted                            6,115,000       6,115,000





    See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended
                                               June 30, 2002  June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $    11,000     $    251,000

Adjustments to reconcile net income
   to net cash provided by (used in)
Operating Activities:
   Net loss from discontinued operations              ---          224,000
   Depreciation and amortization                  191,000          192,000
   Gain on sale of property, plant and
      equipment                                   (34,000)          (3,000)
   Provision for deferred income taxes                ---              ---
   (Increase) decrease in:
   Accounts receivable                         (2,064,000)        2,168,000
   Inventories                                 (3,307,000)           10,000
   Income tax receivable                           86,000           217,000
   Increase (decrease) in:
   Accounts payable                               (460,000)         260,000
   Accrued Warranty                                121,000         (205,000)
   Accrued legal                                   (11,000)         (44,000)
   Accrued dealer incentives                      (136,000)          94,000
   Other assets and liabilities                    855,000         (195,000)

   Net cash provided by (used in)
     operating activities                       (4,748,000)       2,969,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment               (143,000)        (159,000)
Proceeds from sale of property and equipment       159,000           85,000

   Net cash provided by (used in) investing
       activities                                   16,000          (74,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on long-term debt                       (17,000)         (17,000)
Repayments on short-term notes                    (222,000)        (167,000)
Repayments on line of credit                      (795,000)      (1,038,000)
Proceeds from loan receivable on exercise
   of stock options                                  5,000            6,000
Repurchase and retirement of stock                     ---         (102,000)

Net cash used in financing activities           (1,029,000)      (1,318,000)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS        132,000         (572,000)

NET INCREASE (DECREASE) IN CASH                 (5,629,000)       1,005,000

BEGINNING CASH BALANCE                           8,662,000        3,448,000

ENDING CASH BALANCE                           $  3,033,000     $  4,453,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period               $     33,000     $     57,000




    See accompanying notes to condensed consolidated financial statements

                            REXHALL INDUSTRIES, INC.

           Notes to the Condensed Consolidated Financial Statements

                                June 30, 2002

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

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differfrom those estimates.

3. Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to on going evaluation by management.

4. Stock Split

In July of 2002 the Company carried out a 2-for-1 stock split. All historical share and per share data are presented on a post-split basis.

5. Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.
Basic and diluted earnings per share are the same for all periods presented as the company has no potentially dilutive securities outstanding.

6. Inventory                              June 30, 2002    December 31, 2001

      Raw Materials                        $  9,895,000      $  6,041,000
      Work-in-Progress                        1,752,000         1,363,000
      Finished Goods                          4,206,000         5,142,000
         Total                             $ 15,853,000      $ 12,546,000

7. Discontinued Operations

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory was sold, at a discount, to another dealership in Arizona. The fixed assets and parts inventory are expected to be disposed of in 2002. The Company's financial statements for the quarter ended June 30, 2001 have been restated to reflect the retail segment as a discontinued operation.

Following is summary financial information for the Company's discontinued retail operations:

                                                   Six Months Ended
                                              June 30, 2002    June 30, 2001

Net Sales                                     $        ---      $ 4,611,000

Loss from Discontinued Operations
   before Income Taxes                                 ---         (367,000)

Income Tax Benefit                                     ---         (144,000)

Net Loss from Discontinued Operations         $        ---     ($   224,000)


                                           June 30, 2002   December 31, 2001

Cash                                          $      79,000     $     90,000
Receivables, net                                    897,000        4,560,000
Inventories                                           8,000           34,000
Other Current Assets                                    ---            5,000

  Current Assets of Discontinued Operations   $     984,000     $  4,689,000

Property and Equipment at Cost
    Net of Accumulated Depreciation           $      37,000     $    158,000
Other Assets                                            ---            2,000

  Non-Current Assets of Discontinued
    Operations                                $      37,000     $    160,000

Accounts Payable                              $       6,000     $     54,000
Notes Payable                                       807,000        4,455,000

  Current Liabilities of Discontinued
    Operations                                $     813,000     $  4,509,000



Item 2. - Management Discussion and Analysis of Financial Condition and Results of Operations.

All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are "Forward-Looking Statements" and should be read subject to the assumptions contained in the section "Forward-Looking Statements".

Critical Accounting Policies

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

Results of Operations

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

Revenues - 2002 compared with 2001

Net revenues from continuing operations for the quarter ended June 30, 2002 were $18,964,000 as compared to $16,442,000 for the same quarter in 2001. This represents a 15% increase from the prior year. Net units sold for the quarter ended June 30, 2002 were 227 compared to 211 for the quarter ended June 30, 2001, an 8% increase. Wholesale shipments of the Company's gas motorhomes were up 21%, while diesel shipments were down 23% when compared to last year's second quarter. The increase in net revenues is primarily attributable to an industry-wide increase in Class "A" shipments of 19% when compared to last year.

Gross Profit - 2002 compared with 2001

Gross profit from continuing operations increased to $2,354,000 from $1,848,000 for the same quarter in 2001, which is an increase of $506,000 or 27%. Gross margin was 12.4% as compared to 11.2% last year. The increase in gross margin was attributable to the increase in sales, which created a larger absorption base for manufacturing overhead that tends to be less variable than direct materials and labor. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - 2002 compared with 2001

Selling, General, Administrative and Other Expenses from continuing operations increased by approximately $420,000 from the second quarter of 2001 to the second quarter of 2002. Selling, general, administrative and other expenses increased to 10.1% as a percentage of sales when compared to 9.1% for the quarter ended June 30, 2001. The increase is primarily related to an increase in warranty expense and a decrease in rental and interest income.

Income Taxes - 2002 compared to 2001

Income tax expense from continuing operations was $177,000 for the quarter ended June 30, 2002 as compared to $142,000 in the same quarter of 2001. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period.
The effective tax rate is subject to ongoing evaluation by management.

Results of Operations

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Revenues - 2002 compared with 2001

Net revenues from continuing operations for the first six months ended June 30, 2002 were $36,371,000 as compared to $31,752,000 for the first half of 2001. This represents a 15% increase from the prior year. Net units sold for the six months ended June 30, 2002 were 443 compared to 405 for the six months ended June 30, 2001, a 9% increase. Wholesale shipments of the Company's gas motorhomes were up 21%, while diesel shipments were down 17%. The increase in net revenues is primarily attributable to an industry-wide increase in Class "A" shipments of 15% when compared to last year.

Gross Profit - 2002 compared with 2001

Gross profit from continuing operations increased to $3,677,000 from $3,582,000 for the same six months in 2001, which is an increase of $95,000 or 3%. Gross margin was 10.1% as compared to 11.3% last year. The decrease in gross margin was primarily attributable to an increase in direct labor per unit. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - 2002 compared with 2001

Selling, General, Administrative and Other Expenses from continuing operations increased by approximately $864,000 from the first half of 2001 to the first half of 2002. Selling, general, administrative and other expenses increased to 10.0% as a percentage of sales when compared to 8.8% for the six months ended June 30, 2001. The increase is primarily related to an increase in warranty expense and a decrease in rental and interest income.

Income Taxes - 2002 compared to 2001

Income tax expense from continuing operations was $12,000 for the six months ended June 30, 2002 as compared to $317,000 in the first half of 2001.
Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of June 30, 2002, the Company had working capital of $15,049,000, compared to $14,757,000 at December 31, 2001. The $292,000 increase in working capital is primarily due to a $3,307,000 increase in inventory, a $2,064,000 increase in accounts receivable, and a $795,000 decrease in the chassis vendor line of credit partially offset by a $5,629,000 decrease in cash and a $335,000 increase in other liabilities.

Capital expenditures during the first six months of 2002 were $143,000. Management anticipates similar levels of capital expenditures for the remaining half of 2002 related to efficiency improvement initiatives and refurbishment of the production facilities and related production equipment. Significant increases are expected to be incurred when the Company begins construction of the new facility, which is anticipated in thefourth quarter of this year.

As of June 30, 2002 the Company has a $2,500,000 line of credit with a bank, which can be used for working capital purposes secured by equipment, inventory and receivables. The interest rate is the prime rate (4.75% at June 30, 2002). The line expires on September 27, 2003. Under this line of credit, $437,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At June 30, 2002, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of June 30, 2002.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $5,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.75% at June 30, 2002). All borrowings are secured by the Ford merchandise. The outstanding balance at June 30, 2002 was $2,258,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2002, including payments related to the expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections which requires that the extinguishment of debt not be considered an extraordinary under APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and upon adoption, companies must reclassify prior period items which do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial condition or results of operations.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

Forward-Looking Statements

Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal and cyclical. Recent reports of decreased consumer confidence may reduce future sales. Most of Rexhall's competitors are substantially larger, and many of its suppliers and dealers have greater economic power, so that the volume and prices of both supplies and sales may be adversely affected by competitive action. The effect of restating the Company's financial position and results of operations for the first quarter of 2002 and the late filing of the second quarter 10-Q may be
adverse for shareholders and   The Company's shares may be delisted by
NASDAQ, which would seriously limit the marketability of shares and may
negatively affect the Company's business.   Management intends to remain
aware of these factors and react to them, but cannot predict their timing or significance.

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

PART II - OTHER INFORMATION

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid
interest and other costs in the event of default by the dealer.   During the
six months ended June 30, 2002 and 2001, the Company repurchased approximately $1,585,000 and $1,080,000 respectively, (wholesale value) of motorhomes under these agreements. At June 30, 2002 and 2001, approximately $28,900,000 and $28,700,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that require the repurchasing of motorhomes whenever a dealership is terminated.


Legal Proceedings -The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations.

The Company has restated its first quarter 10-Q to adjust inventory levels, and the second quarter 10-Q was not timely filed. The previously announced independent review of the Company's accounting records has been completed with no other errors found in the Company's financial statements for the first and second quarters of 2002. However, NASDAQ held a hearing with the Company's Management on September 20, 2002 to consider whether the Company can continue to list its shares in view of its restatement and late filing. The Company cannot predict the outcome of this hearing, but it anticipates a decision within seven to ten days. The Company estimates the accounting and legal fees and costs related to the review of the Company's financial statements to be approximately $600,000 or more, which will be recorded in the third quarter.

REXHALL INDUSTRIES, INC.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex            By /S/ J. Michael Bourne
(Signature and Title)*           (Signature and Title)*
William J. Rex, President        J. Michael Bourne, Executive Vice President
CEO & Chairman                   COO & CFO
Date: September 26, 2002         Date: September 26, 2002

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