Form 10-Q
period 2002-09-30
REXHALL INDUSTRIES INC
filed 2002-11-18
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



        For Quarter End September 30, 2002      Commission file number: 0-17824


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,059,700 as of November 12, 2002.


                            REXHALL INDUSTRIES, INC.



                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                                                                   PAGE NUMBER


   Item 1.
   -------
      Condensed Consolidated Financial Statements (Unaudited):

      Condensed Consolidated Balance Sheets at September 30, 2002
      and December 31, 2001                                                                                                 3

      Condensed Consolidated Statements of Operations for the
      Three and Nine months ended September 30, 2002 and September 30, 2001                                                4-5

      Condensed Consolidated Statements of Cash Flows for the
      Nine months ended September 30, 2002 and September 30, 2001                                                           6

      Notes to Condensed Consolidated Financial Statements                                                                 7-8


   Item 2.
   -------
      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                                                           8-11


   Item 3.
   -------
      Quantitative and Qualitative Disclosure about Market Risks                                                           12


   Item 4.
   -------
      Controls and Procedures                                                                                              12


PART II - OTHER INFORMATION

      Repurchase Agreements                                                                                                12

      Legal Proceedings                                                                                                    12

      Signatures                                                                                                           13


PART III - EXHIBITS

      Officer Certifications                                                                                             14-15


PART I - FINANCIAL INFORMATION
         ---------------------
Item 1. - Condensed Consolidated Financial Statements
-------
REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                September 30, 2002             December  31, 2001
                                                                                ------------------             ------------------
ASSETS
------
CURRENT ASSETS
      Cash                                                                           $  4,887,000                    $ 8,662,000
      Accounts Receivables, net                                                         2,023,000                      2,051,000
      Income Tax Receivable                                                             1,310,000                        786,000
      Inventories                                                                      16,833,000                     12,546,000
      Deferred Income Taxes                                                               964,000                        964,000
      Other Current Assets                                                                162,000                        461,000
      Current Assets of Discontinued Operations                                           587,000                      4,689,000
                                                                                   --------------                  -------------
TOTAL CURRENT ASSETS                                                                   26,766,000                     30,159,000
      Property and Equipment at Cost Net
           of Accumulated Depreciation                                                  5,615,000                      5,760,000
      Property Held for Sale                                                                  ---                        122,000
      Other Assets                                                                        153,000                        151,000
      Non-Current Assets of Discontinued Operations                                        37,000                        160,000
                                                                                   --------------                 --------------
TOTAL ASSETS                                                                          $32,571,000                    $36,352,000
                                                                                      ===========                    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts Payable                                                               $  2,182,000                    $ 3,423,000
      Chassis Vendor Line of Credit                                                     4,910,000                      3,053,000
      Notes Payable and Current Portion
           of Long-Term Debt                                                               36,000                         34,000
      Accrued Warranty                                                                    916,000                        699,000
      Accrued Legal                                                                       791,000                        802,000
      Accrued Dealer Incentives                                                         1,087,000                      1,139,000
      Other Accrued Liabilities                                                         1,927,000                      1,376,000
      Accrued Compensation and Benefits                                                   418,000                        367,000
      Current Liabilities of Discontinued Operations                                      424,000                      4,509,000
                                                                                   --------------                  -------------
TOTAL CURRENT LIABILITIES                                                              12,691,000                     15,402,000

      Long-Term Debt, less Current Portion                                                643,000                        671,000
                                                                                   --------------                 --------------
TOTAL LIABILITIES                                                                      13,334,000                     16,073,000
                                                                                     ------------                   ------------
STOCKHOLDERS' EQUITY
      Preferred Stock - no par value,
           Authorized, 1,000,000 shares;
           no shares outstanding                                                              ---                            ---
      Common Stock - no par value, Authorized, 10,000,000 shares; issued and outstanding 6,060,000 at September 30, 2002
           and December 31, 2001                                                        5,986,000                      6,139,000
      Loan Receivable from Exercise of Options                                            (39,000)                       (46,000)
      Retained Earnings                                                                13,290,000                     14,186,000
                                                                                     ------------                   ------------
TOTAL STOCKHOLDERS' EQUITY                                                             19,237,000                     20,279,000
                                                                                     ------------                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $32,571,000                    $36,352,000
                                                                                      ===========                    ===========


      See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                              Three Months Ended
                                                                                September 30, 2002            September 30, 2001
                                                                                ------------------            ------------------
Net Revenues                                                                      $12,872,000                    $12,673,000
Cost of Sales                                                                      11,830,000                     11,417,000
                                                                                -------------                  -------------
Gross Profit                                                                        1,042,000                      1,256,000
Operating Expenses:
Selling, General, Administrative Expenses
      and Other Expenses                                                            2,559,000                      2,084,000
                                                                                -------------                  -------------


Loss from Continuing Operations
      before Income Taxes                                                          (1,517,000)                      (828,000)
Income Tax Benefit                                                                   (610,000)                      (331,000)
                                                                                -------------                  -------------
Loss from Continuing Operations                                                      (907,000)                      (497,000)
Loss from Discontinued Operations
      (net of applicable income tax benefit
      of $103,000 in 2001)                                                                ---                       (158,000)
                                                                                -------------                  -------------


Net Loss                                                                       ($     907,000)                ($     655,000)
                                                                                =============                  =============
Basic and Diluted Income
      from Continuing Operations - Per Share                                           ($0.15)                        ($0.08)
Basic and Diluted Loss
      from Discontinued Operations - Per Share                                            ---                         ($0.03)
                                                                                --------------                 -------------
Basic and Diluted Income - Per Share                                                   ($0.15)                        ($0.11)
                                                                                ==============                 =============
Weighted Average Shares Outstanding
      Basic and Diluted                                                             6,060,000                      6,095,000
                                                                                ==============                 =============




      See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                   September 30, 2002         September 30, 2001
                                                                                   ------------------         ------------------
Net Revenues                                                                         $49,243,000                    $44,425,000
Cost of Sales                                                                         44,524,000                     39,587,000
                                                                                    ------------                    -----------
Gross Profit                                                                           4,719,000                      4,838,000
Operating Expenses:
Selling, General, Administrative Expenses
      and Other Expenses                                                               6,213,000                      4,874,000
                                                                                    ------------                    -----------


Loss from Continuing Operations
      before Income Taxes                                                             (1,494,000)                       (36,000)
Income Tax Benefit                                                                      (598,000)                       (14,000)
                                                                                   -------------                  -------------
Loss from Continuing Operations                                                         (896,000)                       (22,000)
Loss from Discontinued Operations
      (net of applicable income tax benefit
      of $247,000 in 2001)                                                                   ---                       (382,000)
                                                                                    -------------                  ------------


Net Loss                                                                           ($    896,000)                 ($    404,000)
                                                                                    ============                   ============
Basic and Diluted Income
      from Continuing Operations - Per Share                                              ($0.15)                        ($0.00)
Basic and Diluted Loss
      from Discontinued Operations - Per Share                                               ---                         ($0.07)
                                                                                    ------------                    -----------
Basic and Diluted Income - Per Share                                                      ($0.15)                        ($0.07)
                                                                                    ============                    ===========
Weighted Average Shares Outstanding
      Basic and Diluted                                                                6,060,000                      6,095,000
                                                                                    ============                    ===========



      See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Nine Months Ended
                                                                                    September 30, 2002           September 30, 2001
                                                                                    ------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $  (896,000)                 $    (404,000)

Adjustments to reconcile net income
      to net cash provided by (used in)
Operating Activities:
      Net loss from discontinued operations                                                     ---                        392,000
      Depreciation and amortization                                                         285,000                        284,000
      Gain on sale of property, plant and equipment                                         (34,000)                        (3,000)
      Provision for deferred income taxes                                                       ---                            ---
      (Increase) decrease in:
      Accounts receivable                                                                    28,000                      3,755,000
      Inventories                                                                        (4,287,000)                        82,000
      Income tax receivable                                                                (524,000)                      (108,000)
      Increase (decrease) in:
      Accounts payable                                                                   (1,241,000)                      (108,000)
      Accrued warranty                                                                      217,000                       (183,000)
      Accrued legal                                                                         (11,000)                       210,000
      Accrued dealer incentives                                                             (52,000)                       121,000
      Other assets and liabilities                                                        1,153,000                        343,000
                                                                                      -------------                 --------------
      Net cash provided by (used in) operating activities                                (5,362,000)                     4,381,000
                                                                                      -------------                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                                        (143,000)                      (165,000)
Proceeds from sale of property and equipment                                                159,000                         85,000
                                                                                    ---------------                 --------------

      Net cash provided by (used in) investing activities                                    16,000                        (80,000)
                                                                                    ---------------                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt                                                                (26,000)                       (26,000)
Repayments on short-term notes                                                             (254,000)                      (434,000)
Repayments on chassis vendor line of credit                                               1,857,000                     (2,527,000)
Proceeds from loan receivable on exercise of stock options                                    7,000                          8,000
Repurchase and retirement of stock                                                         (153,000)                      (102,000)
                                                                                     --------------                 --------------

      Net cash provided by used in financing activities                                   1,431,000                     (3,081,000)
                                                                                      -------------                  -------------
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                                 140,000                       (408,000)
NET INCREASE (DECREASE) IN CASH                                                          (3,775,000)                       812,000
BEGINNING CASH BALANCE                                                                    8,662,000                      3,448,000
                                                                                      -------------                  -------------
ENDING CASH BALANCE                                                                     $ 4,887,000                    $ 4,260,000
                                                                                       ============                   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                                         $    56,000                    $    83,000


      See accompanying notes to condensed consolidated financial statements

                            REXHALL INDUSTRIES, INC.

            Notes to the Condensed Consolidated Financial Statements

                               September 30, 2002

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

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of inventory at the lower of cost or market, the allowance for doubtful accounts, deferred income tax asset valuation allowances, and the valuation of the company's long-lived assets. Considerable management judgement is necessary to estimate these and other amounts. Accordingly, actual results could vary significantly from management estimates.

3. Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to on going evaluation by management.

4. Stock Split

In July of 2002 the Company carried out a 2-for-1 stock split. All historical share and per share data are presented on a post-split basis.

5. Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period. Basic and diluted earnings per share are the same for all periods presented, as the company has no potentially dilutive securities outstanding.

6.    Inventory                                                 September 30, 2002                   December 31, 2001
                                                                ------------------                   -----------------
        Chassis                                                   $ 7,472,000                         $ 3,219,000
         Raw Materials                                              2,619,000                           2,822,000
         Work-in-Progress                                           1,475,000                           1,363,000
         Finished Goods                                             5,267,000                           5,142,000
                                                                  -----------                         -----------
           Total                                                  $16,833,000                         $12,546,000
                                                                  ===========                         ===========

7. Discontinued Operations

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory was sold, at a discount, to another dealership in Arizona. The fixed assets are expected to be disposed of in 2002. The Company's financial statements for the quarter ended September 30, 2001 have been restated to reflect the retail segment as a discontinued operation.

Following is summary financial information for the Company's discontinued retail operations:


                                                                                      Nine Months Ended
                                                                        September 30, 2002        September 30, 2001
                                                                        ------------------        ------------------

Net Sales                                                                $         ---               $5,862,000
                                                                         =============               ==========

Loss from Discontinued Operations
      before Income Taxes                                                          ---                 (629,000)

Income Tax Benefit                                                                 ---                 (247,000)
                                                                         -------------             ------------
Net Loss from Discontinued Operations                                              ---              ($  382,000)
                                                                        ==============              ===========


                                                                        September 30, 2002        December 31, 2001
                                                                        ------------------        -----------------

Cash                                                                     $     126,000               $   90,000
Receivables, net                                                               461,000                4,560,000
Inventories                                                                        ---                   34,000
Other Current Assets                                                               ---                    5,000
                                                                           -----------               ----------
      Current Assets of Discontinued Operations                          $     587,000               $4,689,000
                                                                         =============               ==========

Property and Equipment at Cost
      Net of Accumulated Depreciation                                    $      37,000               $  158,000
Other Assets                                                                       ---                    2,000
                                                                         -------------               ----------
      Non-Current Assets of Discontinued Operations                      $      37,000               $  160,000
                                                                         =============               ==========
Accounts Payable                                                         $       3,000               $   54,000
Notes Payable                                                                  421,000                4,455,000
                                                                         -------------               ----------

Current Liabilities of Discontinued Operations                           $     424,000               $4,509,000
                                                                         =============               ==========



Item 2. - Management Discussion and Analysis of Financial Condition and Results
-------   of Operations.

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

Results of Operations
---------------------

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Management's focus was taken from running the business in the third quarter while it supported the review of the Company's accounting records and worked diligently to keep the Company's stock from being delisted from the NASDAQ. Unfortunately, this resulted in production challenges not getting resolved timely, which caused approximately two weeks' worth of production to not get completed and shipped by quarter end. Also, the audit and legal fees resulting from the review of the accounting records and the potential delisting have amounted to approximately $750,000.

The Company plans to launch four new floor plans at the RVIA Industry Tradeshow in the fourth quarter, including two triple-slide gas motor homes, a 34' entry-level diesel, and a 40' quadruple-slide diesel. The Company also plans to refocus on the gas-powered side of the market, as well as ensure its diesel offerings remain value leaders.

Revenues - 2002 compared with 2001
----------------------------------

Net revenues from continuing operations for the quarter ended September 30, 2002 were $12,872,000 as compared to $12,673,000 for the same quarter in 2001. This represents a 2% increase from the prior year. Net units sold for the quarter ended September 30, 2002 were 155 compared to 158 for the quarter ended September 30, 2001, a 2% decrease. Wholesale shipments of the Company's gas motorhomes were up 8%, while diesel shipments were down 22% when compared to last year's third quarter.

Gross Profit - 2002 compared with 2001
--------------------------------------

Gross profit from continuing operations decreased to $1,042,000 from $1,256,000 for the same quarter in 2001, which is a decrease of $214,000 or 17%. Gross margin was 8.1% as compared to 9.9% last year. The decrease in gross margin was attributable to production difficulties resulting in lower unit sales and higher direct labor per unit. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - 2002 compared with 2001
-----------------------------------------------------------------------------

Selling, General, Administrative and Other Expenses from continuing operations increased by approximately $475,000 from the third quarter of 2001 to the third quarter of 2002. Selling, general, administrative and other expenses increased to 19.9% as a percentage of sales when compared to 16.4% for the quarter ended September 30, 2001. The increase is primarily related to approximately $750,000 spent by the Company on audit and legal fees during the review of its accounting records related to the restatement of its first quarter results, plus an increase in warranty expense and a decrease in rental and interest income. Without the fees related to the accounting records review and potential delisting, Selling, General, Administrative and Other Expenses from continuing operations would have decreased by approximately $275,000 from the third quarter of 2001 to the third quarter of 2002, and would have decreased to 14.1% as a percentage of sales when compared to 16.4% for the quarter ended September 30, 2001.

Income Taxes - 2002 compared to 2001
------------------------------------

Income tax benefit from continuing operations was $610,000 for the quarter ended September 30, 2002 as compared to $331,000 in the same quarter of 2001. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.


Results of Operations
---------------------

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Revenues - 2002 compared with 2001
----------------------------------

Net revenues from continuing operations for the first nine months ended September 30, 2002 were $49,243,000 as compared to $44,425,000 for the nine months of 2001. This represents an 11% increase from the prior year. Net units sold for the nine months ended September 30, 2002 were 598 compared to 563 for the nine months ended September 30, 2001, a 6% increase. Wholesale shipments of the Company's gas motorhomes were up 17%, while diesel shipments were down 18%. The increase in net revenues is primarily attributable to an industry-wide increase in Class "A" shipments of 17% when compared to last year. Management cannot predict whether the increase in sales will continue. The Company plans to launch four new floor plans at the RVIA Industry Tradeshow in the fourth quarter, including two triple-slide gas motor homes, a 34' entry-level diesel, and a 40' quadruple-slide diesel. The Company also plans to refocus on the gas-powered side of the market, as well as ensure its diesel offerings remain value leaders.

Gross Profit - 2002 compared with 2001
--------------------------------------

Gross profit from continuing operations decreased to $4,719,000 from $4,838,000 for the same nine months in 2001, which is a decrease of $119,000 or 2%. Gross margin was 9.6% as compared to 10.9% last year. The decrease in gross margin was primarily attributable to an increase in direct labor per unit. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - 2002 compared with 2001
-----------------------------------------------------------------------------

Selling, General, Administrative and Other Expenses from continuing operations increased by approximately $1,339,000 from the first nine months of 2001 to the first nine months of 2002. Selling, general, administrative and other expenses increased to 12.6% as a percentage of sales when compared to 11.0% for the nine months ended September 30, 2001. The increase is primarily related to approximately $750,000 spent by the Company on audit and legal fees during the review of its accounting records related to the restatement of its first quarter results, plus an increase in warranty expense and a decrease in rental and interest income. Without the fees related to the accounting records review and potential delisting, Selling, General, Administrative and Other Expenses from continuing operations would have increased by approximately $589,000 from the first nine months of 2001 to the first nine months of 2002, and would have increased to 11.1% as a percentage of sales when compared to 11.0% for the nine months ended September 30, 2001.

Income Taxes - 2002 compared to 2001
------------------------------------

Income tax benefit from continuing operations was $598,000 for the nine months ended September 30, 2002 as compared to $14,000 in the first nine months of 2001. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of September 30, 2002, the Company had working capital of $14,075,000, compared to $14,757,000 at December 31, 2001. The $682,000 decrease in working capital is primarily due to a $3,775,000 decrease in cash and a $1,857,000 increase in the chassis vendor line of credit partially offset by a $4,287,000 increase in inventory and a $524,000 increase in income tax receivables.

Capital expenditures during the first nine months of 2002 were $143,000. Management estimates an additional $25,000 to $75,000 of capital expenditures for the last quarter of 2002 related to refurbishment of the production facilities and related production equipment. Significant increases are expected to be incurred when the Company begins construction of the new facility, which is anticipated in the first half of next year.

As of September 30, 2002 the Company has a $2,500,000 line of credit with a bank, which can be used for working capital purposes secured by equipment, inventory and receivables. The interest rate is the prime rate (4.75% at September 30, 2002). The line expires on September 27, 2003. Under this line of credit, $437,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At September 30, 2002, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of September 30, 2002.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $5,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.75% at September 30, 2002). All borrowings are secured by the Ford merchandise. The outstanding balance at September 30, 2002 was $4,910,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2002, including payments related to the expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

New Accounting Pronouncements
-----------------------------

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

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

Forward-Looking Statements
--------------------------

Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. Those assumptions will become less valid over time, but we do not intend to update this report. Rexhall's business is seasonal and cyclical, and sales in the next few months are typically lower. Consumer confidence levels have fallen significantly, and that may reduce future sales. Threats of war and increased fuel prices could adversely affect the entire industry. Most of Rexhall's competitors are substantially larger, and many of its suppliers and dealers have greater economic power, so that the volume and prices of both supplies and sales may be adversely affected by competitive action. Management intends to remain aware of these factors and react to them, but cannot predict their timing or significance.

Item 3. - Quantitative and Qualitative Disclosure About Market Risk
-------

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item
305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. Threats of war and increased fuel prices could adversely affect sales for the entire industry.

Item 4. - Controls and Procedures
-------

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


PART II - OTHER INFORMATION
          -----------------

Repurchase Agreements - Motorhomes purchased by dealers, under financing
---------------------
agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the nine months ended September 30, 2002 and 2001, the Company repurchased approximately $1,585,000 and $2,224,000 respectively, (wholesale value) of motorhomes under these agreements. At September 30, 2002 and 2001, approximately $24,700,000 and $22,700,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that require the repurchasing of motorhomes whenever a dealership is terminated.

Legal Proceedings -The Company is a defendant in various legal proceedings from
-----------------
the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations. The Company has restated its first quarter 10-Q to adjust inventory levels, and the second quarter 10-Q was not timely filed. The previously announced independent review of the Company's accounting records has been completed with no other errors found in the Company's financial statements for the first and second quarters of 2002. NASDAQ completed its hearing and took no action to delist the company's shares.

REXHALL INDUSTRIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
--------------------------------
(Registrant)

By /S/ William J. Rex             By /S/ J. Michael Bourne
-----------------------------     -------------------------------------------
(Signature and Title)*            (Signature and Title)*
William J. Rex, President,        J. Michael Bourne, Executive Vice President,
CEO & Chairman                    COO & CFO
Date: November 13, 2002           Date: November 13, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
------------------------------------         --------------------------
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: November 13, 2002

By /S/ J. Michael Bourne
----------------------------                 --------------------------
(Signature and Title)*
J. Michael Bourne
Executive Vice President, COO & CFO
Director
Date: November 13, 2002

By /S/ Robert A. Lopez
-----------------------------------          --------------------------
(Signature and Title)*
Robert A. Lopez
Director
Date: November 13, 2002

By /S/ Frank A. Visco
------------------------------------         --------------------------
(Signature and Title)*
Frank A. Visco
Director
Date: November 13, 2002

By /S/ Dr. Dennis K. Ostrom
--------------------------------             --------------------------
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: November 13, 2002

PART III - EXHIBITS
           --------
CERTIFICATIONS
--------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.   I and the other certifying officer:

          -- Are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;

          -- Have designed such controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          -- Have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing of the report; and

          -- Have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5. I and the other certifying officer have disclosed to the issuer's auditors and to the audit committee of the board of directors:

          -- All significant deficiencies in the design or operation of internal controls, which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified any material weaknesses in the internal controls; and

          -- Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls;

6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

7. The periodic report containing the financial statements fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 780(d)) and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.




Date: November 13, 2002
                                 -----------------------------------------------
                                 William J. Rex
                                 President, Chairman and Chief Executive Officer

CERTIFICATIONS
--------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.   I and the other certifying officer:

          -- Are responsible for establishing and maintaining "disclosure controls and procedures" for the issuer;

          -- Have designed such controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

          -- Have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing of the report; and

          -- Have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5. I and the other certifying officer have disclosed to the issuer's auditors and to the audit committee of the board of directors:

          -- All significant deficiencies in the design or operation of internal controls, which could adversely affect the issuer's ability to record, process, summarize, and report financial data and have identified any material weaknesses in the internal controls; and

          -- Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls;

6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

7. The periodic report containing the financial statements fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 780(d)) and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


Date: November 13, 2002
                               -------------------------------------------------
                               J. Michael Bourne
                               Executive Vice President, Chief Operating Officer and Acting Chief Financial Officer