Form 10-K
period 2002-12-31
REXHALL INDUSTRIES INC
filed 2003-04-16
CIK 850476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------
                                    FORM 10-K
                                   (Mark One)
[x] Annual report under section 13 or 15(d) of the Securities
                Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 2002
                                       OR
[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
            Act of 1934 [No fee required] (No fee required)

                     For the Transition period from    to
                                                   ---    ---

                         Commission file number: 0-10067
                                                 -------
                            REXHALL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

   California                                          95-4135907
(State or other jurisdiction of Incorporation or      (IRS Employer
       organization)                                Identification No.)

                              46147 7th Street West
                               Lancaster, CA 93534
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (661) 726-0565

        Securities registered pursuant to Section 12(b) of the Act: None

                 Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [  ]     No [X]

Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant's most recently completed second fiscal quarter - $15,483,900 (As of June 28, 2002).

As of April 15, 2003 there were 5,912,700 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: A portion of the Company's Definitive Proxy Statement to be filed on or before April 30, 2003 is incorporated by reference in Part III of this Report.


                                                      TABLE OF CONTENTS


     PART I.                                                                                                            PAGE

Item 1. Business                                                                                                          3
Item 2. Properties                                                                                                        9
Item 3. Legal Proceedings                                                                                                10
Item 4. Submission of Matters to a Vote of Security Holders                                                              10

     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                                            11
Item 6. Selected Financial Date                                                                                          11
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations                            13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                                      18
Item 8. Financial Statements and Supplementary Data                                                                      19
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                              33

     PART III

Item 10. Directors and Executive Officers of the Registrant                                                              35
Item 11. Executive Compensation                                                                                          37
Item 12. Security Ownership of Certain Beneficial Matters Owners and Management and Related Stockholder                  38
Item 13. Certain Relationships and Related Transactions                                                                  39

     PART IV

Item 14. Controls & Procedures                                                                                           40
Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K                                               40

                                                            PART I
Item 1. Business

         Rexhall Industries, Inc. (the "Company") designs, manufactures and sells to dealers Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities. In June 2000, the Company incorporated a wholly owned subsidiary, Price I, Inc., dba, Price One RV, to operate a retail dealership for Class A motorhomes and other recreational vehicles. In December 2001, the Company ceased its retail operations and has not engaged in retail operations since then. The Company has reported the retail operations as a discontinued operation, and the subsidiary is no longer operational. However, the Company continues to operate a service facility under the name Rexhall Service Center - Arizona at that location.

         The Company began operations in July 1986 as a general partnership and conducted business in that form until December 31, 1986, when the assets and business of the partnership were contributed to Rexhall Industries, Inc., a California corporation, which assumed the liabilities of the partnership. Rexhall Industries, Inc. was incorporated in California in June 1986, but except for organizational activities, conducted no operations until January 1, 1987. As used herein, the "Company" refers to Rexhall Industries, Inc. and subsidiary.

         The following are trademarks of the Company: Rexhall(R), RoseAir, RexAir(R), Aerbus, Vision(R), American Clipper, Anthem, Concord, Minibus, and EntrySlide.

         The Company produces all of its products from its manufacturing facility in Lancaster, California, which also serves as its Corporate Headquarters.

Class A Motorhomes

         Based upon industry standards established by the Recreation Vehicle Industry Association ("RVIA"), the Company manufactures certain product lines classified as conventional or Class A motorhomes.

         Conventional or Class A motorhomes are self-powered vehicles built on a motor vehicle chassis, with engine and drive train components which are supplied by a motor vehicle manufacturer (i.e., Ford Motor Co., Workhorse Custom Chassis LLC and Spartan Motors Chassis, Inc.). The interior of the completed vehicle typically includes a kitchen and bathroom, as well as drivers, dining and sleeping areas. Class A motorhomes are self-contained with their own electrical generation, lighting, heating, cooking and refrigeration facilities, waste disposal and water storage tanks, permitting occupancy without requiring connection to utilities. While not designed or intended as permanent housing, Class A motorhomes do provide comfortable living quarters for short periods, particularly for people interested in travel and outdoor recreational


         Class A motorhomes are different from mobile homes, which are manufactured housing designed for permanent or semi-permanent residential dwelling and, although movable, are not used for transportation. Class A motorhomes are also different from other recreational vehicles, such as Class B van campers, which are smaller and do not provide all of the features that typically are standard on Class A motorhomes; Class C mini-low profile and compact motorhomes, which are built on a van or small truck chassis that is supplied with an engine and finished cab section and are differentiated by size; and travel trailers, which are non-motorized vehicles designed to be towed by automobiles, pick-up trucks and vans, and generally by law may not be used as living quarters unless stationary. Travel trailers are further classified as conventional, fifth wheel and hybrid, and are generally differentiated by the method and vehicle employed for towing, size configuration and use. Other recreational vehicle categories include folding camping trailers, park trailers, truck campers, and van conversions.

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

Industry

         Based on information furnished in February 2003 by the Recreation Vehicle Industry Association in Reston, Virginia, the following table sets forth comparisons of units and dollar sales of all recreational vehicles and Class A motorhomes in the United States compared with units and dollar sales of the Company during the years ended
December 31, 2002, 2001 and 2000:

                                                          % Change                               % Change
                                        Unit              From Prior         Revenues            From Prior
                                       Sales                Year                 (000)             Year
                                       -----                ----                 -----             ----

Total Recreational Vehicles
         2002                           378,700             18.0%             $10,868,487            24.1%
         2001                           321,000            (23.3%)           $  8,760,483           (20.8%)
         2000                           418,300            (11.7%)            $11,055,173           (11.2%)

Class A Motorhomes
         2002                            39,600             18.6%            $  4,302,382            23.4%
         2001                            33,400            (18.5%)           $  3,486,492            (9.5%)
         2000                            41,000            (17.0%)           $  3,854,123           (12.3%)

Rexhall Industries, Inc.
         2002                               763              5.2%            $     63,303            11.7%
         2001                               725            (20.3%)           $     56,680           (15.3%)
         2000                               910            (27.1%)           $     66,957           (21.0%)


         Approximately 77 million Americans were born between the years of 1946 and 1964. Commonly known as "baby boomers", the Company believes that baby boomers have been the historical group of potential Class A motorhome purchasers. Although the typical Class A motorhome buyers are over the age of 60, increasing disposable income in the 40 to 60 year old age group is expanding the potential Class A market. The Company's continued product development combined with the unified efforts of the RV industry as a whole to capture the attention of the 40 year old and greater population indicates the future growth potential of the Company's target market.

The Company's Motorhomes

         The Company's motorhomes are built with attention to quality. The materials used by the Company in constructing its motorhomes are commonly found on more expensive models and, in the opinion of management, generally are superior to those found on motorhomes in the same price range as the Company's motorhomes. The Company uses only steel, as opposed to wood or aluminum, in framing its cage. The Company uses gel-coated, high gloss, one-piece fiberglass panels for the sidewalls, and molded fiberglass front caps, rear caps and roofs, which are construction techniques used in more expensive motorhomes and eliminating many of the seams commonly found in most motorhomes. Fiberglass is generally easier to repair collision marks and scrapes than aluminum, which is the other material commonly used in sidewall construction. The Company uses polyurethane foam and polystyrene for insulation.

     The Company's motorhomes are built with attention to aerodynamics, by using a streamlined bus-style front cap that tapers to a width broader at the junction with the sidewalls than at the leading edge of the nose. This styling, coupled with rounded corners throughout the coach, contributes to a smooth ride, even in high winds or when large trucks or trailers pass the motorhome.

         The Company currently offers five lines of Class A motorhomes: RoseAir, RexAir, Aerbus, American Clipper and Vision.

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

     - Ford F-53 chassis with a V-10 310 H.P. electronically fuel injected engine

     -    Workhorse chassis with the 340 H.P. General Motors Vortec engine

     - Spartan Mountain Master chassis with a 330, 350 or 370 H.P. diesel engine

     -    Spartan Summit chassis with a 260 H.P. diesel engine

         Models range in size from an overall length of approximately 27 feet to approximately 40 feet with wheelbase ranging from 178 inches to 252 inches. All models have an overall maximum width of eight and one half feet (102" widebody) with a height (with air conditioner) of approximately twelve feet.

         In addition to size of chassis, RoseAir, RexAir, Aerbus, American Clipper and Vision models are differentiated by exterior graphics, floor plans and sleeping accommodations. Depending on the model, each motorhome is equipped to sleep four to six adults comfortably. Standard features and equipment on all Rexhall models include a 70 or 100 gallon fuel tank (depending on chassis and model), halogen headlights, dash air conditioning, power steering, automatic transmission, radial tires, stabilizing air bags, 34,000 or 35,000 BTU furnace, water heater, batteries mounted on a slide-out tray for easy access and service, and a powered entry step. Standard interior features include a double-door, flush-mounted refrigerator/freezer, a three-burner range with automatic pilot light, a large two-bowl kitchen sink, a toilet, a fiberglass shower surround, a bathroom sink, coordinating designer accents, and day/night shades. Additional standard equipment includes a television with antenna, an AM/FM stereo radio with cassette player, auxiliary power generators, a microwave oven, roof air conditioners, and a videocassette recorder. Optional equipment items that may be ordered include a back up camera, washer and dryer, hydraulic leveling jacks, electric and heated mirrors, 50 AMP service, entertainment center, satellite dish, patio awning, ducted roof air conditioning, dual-pane windows, and a simulated fireplace. Some models may vary in standard equipment.

         The suggested retail prices of the Company's diesel models range from $146,000 to $204,000 with standard equipment, while the suggested retail prices for the Company's gas models range from $75,000 to $122,000 with standard equipment.

Specialty Vehicles

         In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users, some of which include mobile command posts for police and fire departments, and mobile classrooms. Some of the Company's specialty units are also modified to be wheelchair accessible. During 2002, 2001, and 2000, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no intention of phasing out its specialty vehicle business, it anticipates that such business will constitute a low percentage of the Company's overall revenues in the future.

Production

         The Company's manufacturing facility has been designed to permit production of motorhomes on an assembly-line basis. At the beginning of the line, in an effort to achieve uniformity, a partial steel cage is pre-assembled on a jig. The steel cage is welded together on the jig, which is then welded to a wall that is welded directly to the chassis to form what the Company terms a "uni-body" design. Steel outriggers are welded in place to support floor and basement storage compartments.

         Seamless, gel-coated fiberglass is vacuum bonded to a steel frame to form the exterior walls. Additionally, the roof structure is vacuum bonded. When all the exterior walls are in place, polyurethane foam insulation is sprayed inside the ceiling radius to fill voids and further bond the exterior shell to the frame. Exterior doors and interior decorative wallboard complete the basic construction. Vehicle components, cabinetwork, auxiliary power units, appliances, plumbing fixtures, floor coverings, window treatments, hardware, furniture and furnishings are then added. These components are generally purchased in finished form from various suppliers, none of which are a sole source.

         The Company manufactures its own driver-side doors, compartment doors, cabinetwork, draperies, fiberglass parts and also makes some of the furniture used in its motorhomes. The Company plans to continue this practice of producing many of the components and certain of the production equipment used in the manufacturing of its motorhomes as long as such practice is practical and results in cost savings and better quality.

         The Company operated one production shift, producing an average of 63 units per month during 2002. Total gross units produced in 2002 were 753 units. Increases in production can be achieved at a relatively low incremental cost on the existing production shift by increasing the number of production employees.

Raw Materials and Chassis

         The principal raw materials used in the manufacturing process are steel, fiberglass, aluminum, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

         The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front-engine gas chassis from Ford Motor Company (Ford) and Workhorse Custom Chassis, LLC (Workhorse). Rear-engine diesel chassis are purchased from Spartan Motors Chassis (Spartan). The Company acquires Ford products under a converter's agreement, which is used by the Company to purchase the chassis with financing provided by the supplier's affiliate. The financing provided to obtain Ford chassis under the converter's agreement bears interest at the prime rate plus 1% (5.25% at December 31, 2002) and is secured by the Ford chassis obtained. Upon starting production of the motorhome, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. The terms of sale for the chassis purchased from Spartan and Workhorse are on net 30-day bases.

         As is standard in the industry, arrangements with chassis suppliers provide that either the Company or the chassis supplier may terminate their relationship at any time. To date, the Company has not experienced any substantial shortages of chassis. The recreational vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. If Ford were to discontinue the manufacturing of motorhome chassis or substantially reduce the current chassis allocation, or if as a group all of the Company's chassis suppliers significantly reduced the availability of chassis to the industry, the Company's business and financial results could be materially adversely affected.

Sales and Distribution

         The Company sells motorhomes in most of the states in the continental United States. Additionally, the Company sells to dealers in Canada and Europe. Sales outside the U.S. were less than $1 million. Consistent with industry practice, most of the Company's dealers also stock previously owned recreational vehicles and carry recreational vehicles manufactured by competitors. For information on sales to dealers accounting for 10 percent or more of the Company's total net revenues, see note 8 to Notes to consolidated financial statements.

         Sales are usually made to dealers on terms requiring payments within ten days or less of the dealer's receipt of the unit. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome to the Company upon shipment to the dealer. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed.
Dealers do not have the right to return motorhomes to the Company, except by statute in some states.

         The Company's contingent liability under the repurchase agreements is limited to the total unpaid balance (including, in some cases, interest and other charges) owed to the lending institution by reason of its extension of credit to the dealer to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments and dealer sales to consumers. At December 31, 2002 and 2001, the Company's contingent liability was approximately $28,900,000 and $23,900,000 respectively. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal.

Advertising and Promotion

         The Company advertises its motorhomes to consumers in recreational vehicle magazines and to dealers in trade publications, and uses point-of-purchase promotional materials. Its promotional activities generally consist of participation at major recreational vehicle shows (e.g., California RV Show in Pomona, California; RVIA Trade Show in Louisville, Kentucky; and Tampa Super Show in Florida) held during the year, as well as local recreational vehicle shows held by its dealers. The company also advertises its product on the World Wide Web under the following site: http://www.rexhall.com. E-Mail responses from consumers show great promise for this advertising media.

Seasonality and Backlog

         The recreational vehicle business generally has been seasonal with most sales occurring in the months of February through October, with November through January sales generally being considerably slower.

         Historically, the Company has not maintained a significant inventory of finished motorhomes. Production is based on dealer orders and shipments which usually occur within four to eight weeks of the receipt of an order. At December 31, 2002, 2001 and 2000, the Company's backlog of dealer orders, which it believed were firm, was $4,205,000, $15,133,000 and $6,351,000 respectively. The Company believes that backlog is not necessarily a reliable indication of future sales because dealer orders fluctuate and, by industry customs, may be canceled without penalty.

Product Warranty

         The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for twelve months or 12,000 miles, and a limited structural warranty on the steel cage for five years or 50,000 miles. Both are measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $1,904,000, $1,070,000 and $900,000 for the years ended December 31, 2002, 2001, and 2000 respectively. In most cases, warranty work is performed by a member of the Company's dealer network or by the Company's own service facilities in Lancaster, California and Mesa, Arizona.

Competition and Other Business Risks

         Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for 16 years and competes with many manufacturers (such as Monaco, Fleetwood, National RV, Damon, Winnebago, Thor Industries, and Coachman), several having multiple product lines of Class A motorhomes and other recreational vehicles and most being larger and having substantially greater financial and other resources than the Company, as well as larger and more developed dealer networks.

         The Company, like others in the recreational vehicle industry, is dependent upon the availability of chassis from Ford, Workhorse and Spartan, and upon terms of financing to dealers and retail purchasers. Some competitors also purchase diesel chassis from Freightliner Custom Chassis, while some manufacture their own diesel chassis.

         Substantial increases in interest rates, the tightening of credit, a general economic downturn or other factors negatively affecting the amount of consumers' disposable income and confidence could have a material adverse impact on the Company's business. Shortage of fuel, or a substantial increase in the price, has in the past had a materially adverse effect on the recreational vehicle industry as a whole and could have a materially adverse effect on the Company's business in the future.

Forward-Looking Statements & Risks

         This Annual Report on Form 10-K includes certain statements that are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These forward looking statements involve uncertainties and risks. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, the success of new product introductions, increases in materials costs, pricing pressures from substantially larger competitors, as well as labor disruptions, and adverse weather conditions. The recreational vehicle industry has in the past enjoyed favorable recreational vehicle industry sales when there have been low interest rates, low unemployment, and ready availability of, and moderate prices for, motor fuel. Acts of war or terrorism may also have a negative impact on sales. Management intends to remain aware of these factors and react to them, but cannot control them or predict their timing or significance. We disclaim any obligation or undertaking to disseminate any updates or revisions to any forward looking statements contained in this Annual Report on Form 10-K or to reflect any change in our expectations after the date of this Annual Report on Form 10-K or any change in events, conditions or circumstances on which any statement is based, except as required by law.

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

Patents and Trademarks

         The Company does not have any patents that are material to its current business. The Company claims Rexhall(R), RoseAir, RexAir(R), Aerbus, Vision(R), American Clipper, Anthem, Concord, Minibus, and EntrySlide as trademarks, but believes its business is not dependent on these names or any other marketing device.

Employees

         At December 31, 2002, the Company had a total of 322 employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

Item 2.  Properties

         In December 1995, the Company completed construction and moved into a 87,000 square foot manufacturing facility on ten acres in Lancaster, California. This facility serves as both a manufacturing facility and the Company's Corporate Headquarters. The facility was designed by management to insure efficiency and to specifically position the company with the opportunity to meet increased production demands. In September 1996, expansion construction began at the Lancaster site. The addition, completed in the fourth quarter of 1997, provided an additional 19,320 square feet of production space. With other additions completed in 2000, the total square footage is almost 120,000 square feet. The Lancaster manufacturing plant is debt free with no mortgages on the facility.

         In September 1995, the Company purchased a 40,000 square foot facility located on a 4.5-acre site in Lancaster, California to serve as the Company's RV Service Center. This facility was purchased from the City of Lancaster's Redevelopment Agency for $980,000. At December 31, 2002, the Company was indebted to the City of Lancaster Redevelopment Agency for an amount of $670,000 with interest at 5.93% per annum due through October 2015. From December 1997 until June 2001, the Company leased a portion of the facility to various third parties, which were major RV retail dealers. Since June 2001, the Company has been using that portion to perform additional retail service and insurance paid repairs to motorhomes.

         In September 1996, the Company purchased a 4,500 square foot facility located one mile east of Elkhart, Indiana. The facility has 1,500 square feet of office space and a 3,500 square feet warehouse area. At December 31, 2001, this property was classified as held for sale with a net book value of $122,000. It was sold in 2002 for a net selling price of $159,000.

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

         In January 2003, the Company completed the purchase of 12.5 acres of land adjacent to its headquarters in Lancaster, California. The Company paid $564,448 in cash and issued a promissory note for $300,000. The agreement with the City of Lancaster will allow for the promissory note to be forgiven in total or in part based upon a formula for providing jobs. The Company plans to build a new facility on this land so that it can produce its own diesel chassis with a new motorhome concept to be built on that chassis.

         The Company believes its facilities are adequate to meet its foreseeable needs for its current product offerings.

Item 3. Legal Proceedings

         The Company is a defendant in various legal proceedings resulting from the normal course of business. In the opinion of Company management, the resolution of such matters will not have a material effect on its financial statements or results of operations and have been adequately reserved for.

         The Company has been contacted by the staff of the Securities and Exchange Commission, which has indicated that it is reviewing the facts leading up to the Company's restatement of its results of operations for the first quarter ended March 31, 2002. The Company has indicated that it would cooperate fully with the staff's review and has been doing so.


Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to the vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters

Market Information

         The Company's Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the NASDAQ National Market System. The Company's NASDAQ symbol is "REXL". The following table sets forth the range of high and low closing sale prices of a share of the Company's Common Stock in the over-the-counter market for each quarter since the first quarter of 2000 according to NASDAQ (adjusted for the 2-for-1 stock split of July 2002):

                      2002                                         High              Low
                      ----                                         ----              ---
                  Fourth Quarter                              $    3.90         $   2.38
                  Third Quarter                                    5.99             1.51
                  Second Quarter                                   6.10             3.78
                  First Quarter                                    4.30             2.50

                      2001                                         High              Low
                      ----                                         ----              ---
                  Fourth Quarter                              $    4.37         $   2.01
                  Third Quarter                                    3.38             2.09
                  Second Quarter                                   3.09             2.31
                  First Quarter                                    3.25             2.35

Holders

         At April 15, 2003, the Company had 60 registered shareholders of record.

Dividends

         The payment of cash dividends on the Company's common stock is within the discretion of its board of directors. Currently, the Company intends to retain earnings, if any, to finance its business. The Company has not paid cash dividends on its common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

         The Company has no compensation plans or individual compensation arrangements under which equity securities are authorized for issuance.


Item 6. Selected Financial Data

         The following selected financial information of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto of the Company included elsewhere herein. The following table presents selected historical financial data of the Company for each of the five fiscal years in the period from December 31, 1998 through December 31, 2002. The financial information as of and for each of the five years in the period ended December 31, 2002 were derived from audited financial statements of the Company.







Statement of Operations Data:
(in thousands, except share and per-share data)
                                                                              Year Ended December 31,

                                                           2002           2001            2000           1999           1998
                                                           ----           ----            ----           ----           ----

Net Revenues                                             $63,303         $56,680         $66,957       $83,714         $71,454
Cost of Goods Sold                                        56,424          51,584          56,493        69,659          59,314
                                                        --------         -------        --------        ------          ------
Gross Profit                                               6,879           5,096          10,464        14,055          12,140
Selling, General and Administrative Expenses               8,278           7,333           6,129         6,572           6,749
Restructuring Charge                                       -----           -----           -----         -----            (282)
                                                        --------         -------        --------        ------         -------
Income (Loss) from Operations                             (1,399)         (2,237)          4,335         7,483           5,673
Interest Income                                               56             250             274           256             157
Interest Expense                                            (144)           (181)           (448)         (208)           (101)
Legal Settlement                                           -----           -----           -----           604           -----
Other Income, net                                          -----             242             200           151             135
Gain on Sale of Fixed Assets                                  34              26           -----           573           -----
                                                        --------         -------        --------        ------         -------
Income (Loss) from Continuing Operations
    before Income Taxes                                   (1,453)         (1,900)          4,361         8,859           5,864
Income Taxes Expense (Benefit)                              (526)           (603)          1,652         3,557           2,474
                                                        ---------        --------       --------        ------         -------
Income (Loss) from Continuing Operations                    (927)         (1,297)          2,709         5,302           3,390
Income (Loss) from Discontinued Operations
    (net of applicable income tax benefit of $333
    and $268 in 2001 and 2000, respectively)               -----            (695)           (436)        -----           -----
Loss on Disposal of Discontinued Operations
    (net of applicable income tax benefit of $5)              (8)          -----           -----         -----           -----
                                                        ---------      ---------        --------        ------         -------

Net Income (Loss)                                      ($    935)      ($  1,992)      $   2,273        $5,302         $ 3,390
                                                       ==========      =========       =========        ======         =======

Net Income (Loss)
    from Continuing Operations - per share - Basic    ($     0.15)     ($   0.21)      $     0.43    $    0.84        $   0.54
                                                      ------------     ----------      ----------    ---------        --------
Net Income (Loss)
    from Continuing Operations - per share - Diluted  ($     0.15)     ($   0.21)      $     0.43    $    0.84        $   0.54
                                                      ------------     ----------      ----------    ---------        --------
Net Income (Loss)
    from Discontinued Operations - per share - Basic       -----       ($   0.12)     ($     0.07)       -----           -----
                                                       ---------       ----------      -----------   ---------         -------
Net Income (Loss)
    from Discontinued Operations - per share - Diluted     -----       ($   0.12)     ($     0.07)       -----           -----
                                                       ---------       ----------      -----------   ---------         -------
Net Income (Loss) - per share - Basic                 ($     0.15)     ($   0.33)      $     0.36    $    0.84       $    0.54
                                                      ------------     ----------      ----------    ---------       ---------
Net Income (Loss) - per share - Diluted               ($     0.15)     ($   0.33)      $     0.36    $    0.84       $    0.54
                                                      ------------     ----------      ----------    ---------       ---------
Weighted Average Shares Outstanding - Basic             6,077,000       6,082,000       6,232,000    6,322,000       6,236,000
                                                       ----------       ---------      ----------    ---------       ---------
Weighted Average Shares Outstanding - Diluted           6,077,000       6,082,000       6,232,000    6,322,000       6,280,000
                                                       ----------       ---------       ---------    ---------       ---------

Balance Sheet Data:
(in thousands)                                                                      As of December 31,
                                                      -------------------------------------------------------------------------
                                                           2002             2001           2000          1999            1998
                                                           ----             ----           ----          ----            ----

Working Capital                                          $14,581          $14,757        $16,600       $16,289         $10,769
Total Assets                                              29,951           36,352         40,932        36,162          28,449
Long Term Debt Less Current Portion                          634              671            705           737             767
Shareholders Equity                                      $19,157          $20,279        $22,362       $20,272         $14,970


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth, for each of the three years indicated, the percentage of revenues represented by certain items on the Company's Statements of Operations:

                                                                                            Percentage of Net Revenues
                                                                                            Year Ended December 31,

                                                                            2002             2001             2000
                                                                            ----             ----             ----

Net Revenues                                                                100%           100.0%            100.0%
Cost of Goods Sold                                                          89.1             91.0              84.4
                                                                         -------          -------           -------
Gross Profit                                                                10.9              9.0              15.6
Selling, General and Administrative Expenses                                13.1             12.9               9.2
                                                                         -------          -------           -------
Income (Loss) from Operations                                               (2.2)            (3.9)              6.4
Other Income (Expense), net                                                 (0.1)             0.5               0.1
                                                                         --------         -------           -------
Income (Loss) from Continuing Operations Before Income Taxes                (2.3)            (3.4)              6.5
Income Tax Expense (Benefit)                                                (0.8)           (1.1)               2.5
                                                                         --------         -------           -------
Income (Loss) from Continuing Operations                                    (1.5)           (2.3)               4.0
Income (Loss) from Discontinued Operations, net                            -----            (1.2)              (0.6)
                                                                         -------          -------           --------
Net Income (Loss)                                                          (1.5%)          (3.5%)              3.4%
                                                                         =======          =======           ========

Management Discussion and Analysis

Overview

         The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. As is generally the case in the recreational vehicle industry, various factors can influence sales. These factors include demographics, changes in interest rates, consumer confidence levels, competition, restrictions on the availability of financing for the wholesale and retail purchases of recreational vehicles, as well as significant changes in the availability and price of gasoline.

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

         To counter the short-term and long-term effects of the bankruptcy of the Company's largest dealer in 2000, the Company established its own retail operations in Mesa, Arizona, Price I, Inc. dba, Price One, RV. Under the terms of the repurchase agreements with the bankrupt dealer's lenders, the Company was only obligated to repurchase $1.2 million of inventory; however, the Company elected to repurchase $4.2 million in order to keep this inventory from being dumped on the market at substantially lower prices. The retail operations at Price One RV did not begin in earnest until November of 2000. In December 2001, the Company ceased its retail operations and sold the remaining Price One inventory to another dealership in Arizona. The Company has reported the retail operations as a discontinued operation, and the subsidiary is no longer operational. However, the Company continues to operate a service facility under the name Rexhall Service Center - Arizona at that location.

         The last few years have been very challenging for the Class A motorhome industry. Approximately 49,400 Class A motorhomes were wholesaled in 1999, which was an all-time high. However, when the stock market started to slide in the spring of 2000, Class A motorhome shipments dropped dramatically. Class A motorhome sales in 2000 dropped 17% to 41,000 and dropped another 19% in 2001 to 33,400, which is the lowest annual level since 1995. The industry rebounded by 19% in 2002 to 39,600 units shipped.

         Management believes the Company's $14.6 million of working capital is strong, which includes $5.8 million in cash. Management expects operating cash flows to be sufficient to finance the Company's 2003 operational needs and complete its research and development projects, especially when considering the increase level of chassis inventory the Company is starting with in 2003. The increase in chassis inventory from the relatively low levels at the December 31, 2001 to December 31, 2002 accounted for most of the operating cash usage. The Company is also planning on minimal borrowings for the construction of the new plant, but business and market conditions might arise that make borrowing more prudent.

Result of Operations

   Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

          Net revenues for the year ended December 31, 2002, were $63.3 million, compared to $56.7 million for 2001, an increase of $6.6 million or 12%. The number of units shipped, net of repurchased units, increased 38 to 763 in 2002 from 725 in 2001, an increase of 5%. The average net selling price increased approximately 6% during the period due to a higher mix of diesel and large gas units. Wholesale unit shipments of the Company's gas and diesel motorhomes were up 3% and 10%, respectively, when compared to 2001.

          Poor RV industry fundamentals of weakened consumer confidence and tightening of credit continue to hinder the Company's efforts in attracting large dealers east of the Rockies. The lack of new dealers was the primary cause for the Company to lag behind the industry's 19% improvement in shipments during 2002. Management cannot determine when these conditions will improve.

          Gross profit for the year ended December 31, 2002 increased to $6.9 million from $5.1 million for 2001, an increase of $1.8 million or 35%. The gross margin for 2002 was 10.9% as compared to 9.0% for 2001. The primary drivers of the increase in gross profit were higher sales and lower discounts and incentives, partially offset by higher direct labor cost per unit. The Company's gross margin may fluctuate in future periods if the mix of Class A motorhomes the Company produces shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

         Selling, general and administrative expenses (SG&A) for the year ended December 31, 2002 were $8.3 million, compared to $7.3 million for 2001, and increased as a percentage of sales from 12.9% to 13.1% due to an increase in SG&A expenses. The increase in expenses is primarily related to the approximately $850,000 the Company spent on outside firms during the independent investigation into the restatement of its first quarter's 10-Q.

         Other income in 2001 primarily consisted of rental income on the sub-leased portion of the Company's facilities. As of December 31, 2001, the Company was no longer sub-leasing any of its facilities, so no rental income was earned in 2002.

         The Company's continuing operations' effective income tax rate was 36% for the year ended December 31, 2002 as compared with 32% for 2001. The increase is a result of certain non-deductible expenses being incurred in 2001. Basic and diluted net loss per share was ($0.15) for the year ended December 31, 2002, as compared to basic and diluted net loss per share of ($0.33) in 2001.

         In December 2001, the Company ceased its retail operations, Price One in Mesa, Arizona. The retail inventory was discounted significantly and sold to another dealership in Arizona. The net results of the Company's retail operations are presented in the accompanying financial statements as "Discontinued Operations".

 Comparison of the Year Ended December 31, 2001 to Year Ended December 31, 2000

          Net revenues for the year ended December 31, 2001, were $56.7 million, compared to $67.0 million for 2000, a decrease of $10.3 million or 15%. The number of units shipped, net of repurchased units, decreased 185 to 725 in 2001 from 910 in 2000, a decrease of 20%. The average net selling price increased approximately 6% during the period due to a higher mix of diesel units, partially offset by discounts offered in the 4th quarter of 2001. Wholesale unit shipments of the Company's gas motorhomes were down 37%, while diesel motorhome unit shipments were up 42% when compared to the same period in 2000.

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

         Gross profit for the year ended December 31, 2001 decreased to $5.1 million from $10.5 million for 2000, a decrease of $5.4 million or 51%. The gross margin for 2000 was 9.0% as compared to 15.6% for 2000. The primary drivers of the decrease in gross profit were lower sales, higher discounts and incentives, and higher overhead costs absorbed by each unit. The decrease in sales created a smaller absorption base for manufacturing overhead. The nature of these costs is less variable than direct materials and labor, so overhead absorption suffers in periods of declining sales. Additionally, a $392,000 write-down of finished goods inventory and a $354,000 write-down of chassis inventory were recorded in the third and fourth quarters of 2001, respectively, to properly reflect lower-of-cost or market inventory valuations.

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

         The Company's continuing operations' effective income tax rate was 32% for the year ended December 31, 2001 as compared with 38% for 2000. The decrease is a result of certain non-deductible expenses being incurred in 2001. Basic and diluted net loss per share was ($0.33) for the year ended December 31, 2001, as compared to basic and diluted net income per share of $0.36 in 2000.

         In December 2001, the Company ceased its retail operations, Price One in Mesa, Arizona. The retail inventory was discounted significantly and sold to another dealership in Arizona. The net results of the Company's retail operations are presented in the accompanying financial statements as "Discontinued Operations". The disposition of the net assets in 2002 of the discontinued operation is presented as "Loss on Disposal of Discontinued Operations".

Liquidity and Capital Resources

         The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of December 31, 2002, the Company had working capital of $14,581,000, compared to $14,757,000 at December 31, 2001, a $176,000 decrease in working capital. The most significant working capital decrease was a $2,905,000 decrease in cash partially offset by an increase of $2,503,000 in inventories.

         Capital expenditures during 2002 were $171,000. Management anticipates a higher level of capital expenditures in 2003. Cash flows from financing activities consisted primarily of repayments of short-term notes of $248,000 and the repurchase of stock on the open market of $233,000, partially offset by proceeds from chassis vendor line of credit of $328,000. Management might continue to repurchase and/or retire stock whenever business and market conditions are favorable to do so.

         As of December 31, 2002, the Company has a $2,500,000 line of credit with a bank which can be used for working capital purposes secured by equipment, inventory, and receivables. The interest rate is the prime rate (4.25% at December 31, 2002). The line of credit expires September 27, 2003. Under this line of credit, $711,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates workers' compensation insurance in California. At December 31, 2002, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants at December 31, 2002.

         The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $5,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.25% at December 31, 2002). All borrowings are secured by the Ford merchandise. The outstanding balance included at December 31, 2002 and 2001 was $3,381,000 and $3,053,000 respectively.

         The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2003 primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement. The increase in chassis inventory from the relatively low levels at the December 31, 2001 to December 31, 2002 accounted for most of the operating cash usage, and the Company does not anticipate having to increase chassis inventories in 2003. Depending on market and economic conditions, the Company might consider financing part or all of the new facility related to the new motorhome and diesel chassis concept.

Contractual Obligations and Commercial Commitments

         The following table summarizes the Company's obligations and commitments as of December 31, 2002:

                      Payments Due by Period (in thousands)
---------------------------------------- ----------- ----------------------- ------------------ ----------------- ------------------
     Contractual Cash Obligations          Total        Less than 1 Year         1-3 Years         4-5 Years        After 5 Years
---------------------------------------- ----------- ----------------------- ------------------ ----------------- ------------------
---------------------------------------- ----------- ----------------------- ------------------ ----------------- ------------------
Long-Term Debt                              $670               36                   117                90                464
---------------------------------------- ----------- ----------------------- ------------------ ----------------- ------------------
---------------------------------------- ----------- ----------------------- ------------------ ----------------- ------------------
Total Contractual Cash Obligations          $670               36                   117                90                464
---------------------------------------- ----------- ----------------------- ------------------ ----------------- ------------------

            Amount of Commitment Expiration per Period (in thousands)
--------------------------------------- ------------------------------ ----------------- ------------- ------------ ----------------
           Other Commercial               Total Amounts Outstanding       Less than          1-3           4-5           After
             Commitments                                                    1 Year          Years         Years         5 Years
--------------------------------------- ------------------------------ ----------------- ------------- ------------ ----------------
--------------------------------------- ------------------------------ ----------------- ------------- ------------ ----------------
Lines of Credit                                    $3,381                   3,381            ---           ---            ---
--------------------------------------- ------------------------------ ----------------- ------------- ------------ ----------------
--------------------------------------- ------------------------------ ----------------- ------------- ------------ ----------------
Total Commercial Commitments                       $3,381                   3,381            ---           ---            ---
--------------------------------------- ------------------------------ ----------------- ------------- ------------ ----------------

         The Company's contingent liability under the repurchase agreements is limited to the total unpaid balance (including, in some cases, interest and other charges) owed to the lending institution by reason of its extension of credit to the dealer to purchase the Company's motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments and dealer sales to end-users. At December 31, 2002 and 2001, the Company's contingent liability was approximately $28,900,000 and $23,900,000 respectively. The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company's losses under these repurchase agreements have been minimal at the gross margin level, upon resale of the units.

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

     Valuation of Inventory - The Company values inventories at the lower-of-cost or market using the first-in, first-out (FIFO) method. Adjustments to the value of inventory are recorded based upon damage, deterioration, obsolescence and changes in market value. In determining market value, management has considered its current replacement cost ensuring it does not exceed net realizable value (i.e., estimated selling price in the ordinary course of business less estimated costs of completion and disposal). Management has evaluated the current level of inventories considering the order backlog and other factors in assessing estimated selling prices and made adjustments to cost of goods sold for estimated decrease in the net realizable value of inventory. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual results.

         Revenue Recognition - The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when title of the motorhome transfers to the dealer. This generally occurs upon shipment. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the financed motorhome. Revenues are shown net of repurchases. The

Company specifically reserves the gross margin for known repurchase obligations quarterly and at fiscal year end. The Company also reserves for dealer sales incentives, which are netted against revenues. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

         Legal Accrual - The Company's current estimated range of liability related to some of the pending litigation is accrued based on claims for which it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise the estimates. Such revisions in the estimates of the potential liability could materially impact the results of operation and financial position.

         Warranty Costs - The Company provides an estimate for accrued warranty costs at the time a product is sold. This estimate is based on historical average repair costs, as well as other reasonable assumptions as have been deemed appropriate by management.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. The Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item (net of related income tax effect), if material. The criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Also SFAS No. 64 amended SFAS No. 4 and is no longer necessary because of this rescission.

         In July 2002, the FASB issued Statement No. 146, Accounting for Exit or Disposal Activities. The Statement was the second and final phase of the project to replace SFAS No. 121 and focuses on the accounting for costs associated with a disposal activity. The first phase was completed in August 2001 with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged.

         In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institution. The Statement applies to all acquisitions except those between mutual enterprises (which will be a separate project). The guidance related to (1) the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002 and (2) accounting for the impairment or disposal of certain long-term customer-relationship intangible assets is effective on October 1, 2002.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The disclosure requirements of FIN 45 are effective immediately and are included in Note 7. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), amending FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Company is required to adopt SFAS No. 143 and 146 on January 1, 2003. However, the new pronouncements are not expected to have an effect on the Company's financial position or operating performance.

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

Item 8. Financial Statements


                          Independent Auditor's Report


The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying consolidated balance sheet of Rexhall Industries, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. and subsidiary as of December 31, 2002, and the result of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ BECKMAN KIRKLAND & WHITNEY

Agoura Hills, California
March 26, 2003

                          Independent Auditor's Report




The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying consolidated balance sheet of Rexhall Industries, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                                  /s/ KPMG LLP

Los Angeles, California
March 1, 2002




                            REXHALL INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001

ASSETS                                                                                    2002             2001
------                                                                                    ----             ----
CURRENT ASSETS
     Cash                                                                          $   5,757,000   $      8,662,000
     Accounts Receivables, less Allowance
       for Doubtful Accounts of $103,000 in 2002 and $102,000 in 2001                   2,251,000         2,051,000
     Income Tax Receivable                                                                360,000           786,000
     Inventories                                                                       15,049,000        12,546,000
     Deferred Income Taxes (Note 6)                                                     1,003,000           964,000
     Other Current Assets                                                                 139,000           461,000
     Current Assets of Discontinued Operations (Note 12)                                  182,000         4,689,000
                                                                                      -----------       -----------
TOTAL CURRENT ASSETS                                                                   24,741,000        30,159,000
     Property and Equipment at Cost Net
       of Accumulated Depreciation (Note 2)                                             5,021,000         5,760,000
     Property Held for Sale (Note 9)                                                      -------           122,000
     Other Assets ( Note 4)                                                               152,000           151,000
     Non-Current Assets of Discontinued Operations (Note 12)                               37,000           160,000
                                                                                      -----------       -----------
TOTAL ASSETS                                                                          $29,951,000       $36,352,000
                                                                                      ===========       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts Payable                                                               $   1,622,000      $  3,423,000
     Chassis Vendor Line of Credit (Note 3)                                             3,381,000         3,053,000
     Notes Payable and Current Portion of Long-Term Debt (Note 5)                          36,000            34,000
     Warranty Allowance                                                                   991,000           699,000
     Accrued Legal (Note 7)                                                             1,250,000           802,000
     Dealer Incentives                                                                    638,000         1,139,000
     Other Accrued Liabilities                                                          1,750,000         1,376,000
     Accrued Compensation and Benefits                                                    472,000           367,000
     Current Liabilities of Discontinued Operations (Note 12)                              20,000         4,509,000
                                                                                      -----------       -----------
TOTAL CURRENT LIABILITIES                                                              10,160,000        15,402,000
Long-Term Debt, less Current Portion (Note 5)                                             634,000           671,000
                                                                                      -----------       -----------
TOTAL LIABILITIES                                                                      10,794,000        16,073,000
                                                                                      -----------       -----------
STOCKHOLDERS' EQUITY
     Preferred Stock - no par value
       Authorized, 1,000,000 shares;
       No shares outstanding at December 31, 2002
       and December 31, 2001                                                              -------           -------
     Common Stock - no par value,
       Authorized, 10,000,000 shares,
       issued and outstanding
       6,038,000 at December 31, 2002 and 6,095,000 at 2001                             5,906,000         6,139,000
     Loan Receivable from Exercise of Options (Note 4)                                    -------           (46,000)
     Retained Earnings                                                                 13,251,000        14,186,000
                                                                                      -----------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                             19,157,000        20,279,000
                                                                                      -----------       -----------
Commitments and Contingencies (Notes 3 and 7)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $29,951,000       $36,352,000
                                                                                      ===========       ===========


           See accompanying notes to consolidated financial statements




                            REXHALL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000


                                                                            2002                2001               2000
                                                                            ----                ----               ----

Net Revenues (Note 8)                                                    $63,303,000         $56,680,000        $66,957,000

Cost of Sales                                                             56,424,000          51,584,000         56,493,000
                                                                         -----------         -----------       ------------

Gross Profit                                                               6,879,000           5,096,000         10,464,000

Operating Expenses:
Selling, General and
     Administrative Expenses                                               8,278,000           7,333,000          6,129,000
                                                                         -----------         -----------       ------------
Income (Loss) from Operations                                             (1,399,000)         (2,237,000)         4,335,000

Interest Income                                                               56,000             250,000            274,000

Interest Expense                                                            (144,000)           (181,000)          (448,000)

Other Income, net                                                            -------             242,000            200,000

Gain on Sale of Fixed Assets                                                  34,000              26,000            -------
                                                                         -----------         -----------       ------------

Income (Loss) from Continuing Operations Before Income Taxes              (1,453,000)         (1,900,000)         4,361,000

Income Tax Expense (Benefit) (Note 6)                                       (526,000)           (603,000)         1,652,000
                                                                         ------------        ------------      ------------

Income (Loss) from Continuing Operations                                    (927,000)         (1,297,000)         2,709,000

Income (Loss) from Discontinued Operations
     (net of applicable income tax benefit of $333,000
     and $268,000 in 2001 and 2000, respectively) (Note 12)                  -------            (695,000)          (436,000)

Loss on Disposal of Discontinued Operations
    (net of applicable income tax benefit of $5,000) (Note 12)                (8,000)              -----               -----
                                                                         ------------        -----------       -------------

Net Income (Loss)                                                      ($    935,000)       ($ 1,992,000)      $  2,273,000
                                                                        =============        ============      ============

Basic and Diluted Income (Loss)
     from Continuing Operations - Per Share                            ($       0.15)       ($     0.21)       $      0.43
Basic and Diluted Income (Loss)
     from Discontinued Operations - Per Share                           $    -------        ($     0.12)      ($      0.07)
                                                                        ------------        ------------       ------------

Basic and Diluted Income (Loss) - Per Share                            ($       0.15)       ($     0.33)       $      0.36
                                                                       ==============       ============       ===========

Weighted Average Shares Outstanding - Basic and Diluted                    6,077,000           6,082,000          6,232,000
                                                                         -----------        ------------       ------------


           See accompanying notes to consolidated financial statements





                            REXHALL INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 and 2002

                                              COMMON            STOCK           LOAN            RETAINED
                                              SHARES          AMOUNT          RECEIVABLE        EARNINGS             TOTAL
                                              ------          ------          ----------        --------             -----


BALANCE, December 31, 1999                  6,344,000        $6,788,000        ($421,000)      $ 13,905,000        $20,272,000

Repurchase and Retirement of Stock           (207,000)         (547,000)         -------            -------           (547,000)
Repayment of Loan Receivable
     Related to Stock Options                 -------           -------          364,000            -------            364,000
Net Income                                    -------           -------          -------          2,273,000          2,273,000
                                          -----------       -----------       ----------       ------------        -----------

BALANCE, December 31, 2000                  6,137,000       $ 6,241,000       ($  57,000)       $16,178,000        $22,362,000

Repurchase of Stock                           (42,000)         (102,000)         -------            -------           (102,000)
Repayment of Loan Receivable
     Related to Stock Options                 -------           -------           11,000            -------             11,000
Net (Loss)                                    -------           -------          -------         (1,992,000)        (1,992,000)
                                           ----------       -----------       ----------       -------------      -------------

BALANCE, December 31, 2001                  6,095,000       $ 6,139,000      ($   46,000)       $14,186,000        $20,279,000

Repurchase of Stock                           (57,000)         (233,000)         -------            -------           (233,000)
Repayment of Loan Receivable
     Related to Stock Options                 -------           -------           46,000            -------             46,000
Net (Loss)                                    -------           -------          -------           (935,000)          (935,000)
                                           ----------       -----------       ----------       -------------      -------------

BALANCE, December 31, 2002                  6,038,000       $ 5,906,000       $  -------        $13,251,000        $19,157,000
                                         ============       ===========       ==========       ============       ============


           See accompanying notes to consolidated financial statements




                            REXHALL INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                                      2002               2001          2000
                                                                                      ----               ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 ($ 935,000)      ($1,992,000)     $2,273,000
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
Operating Activities:
    Net loss from discontinued operations                                            -------           695,000         436,000
    Depreciation and amortization                                                    383,000           376,000         362,000
    Gain on sale of property, plant and equipment                                    (34,000)          (26,000)        -------
    Provision for deferred income taxes                                              (39,000)         (198,000)        169,000
    (Increase) decrease in:
    Accounts receivable                                                             (200,000)        4,848,000          37,000
    Inventories                                                                   (2,503,000)        2,398,000       1,560,000
    Income tax receivable                                                            426,000          (594,000)       (192,000)
    Increase (decrease) in:
    Accounts payable                                                              (1,801,000)          534,000        (881,000)
    Warranty allowance                                                               292,000          (138,000)       (163,000)
    Accrued legal                                                                    448,000           357,000        (292,000)
    Dealer incentives                                                               (501,000)          407,000        (318,000)
    Other assets and liabilities                                                   1,572,000           854,000         295,000
                                                                                  ----------        ----------       ---------
Net cash provided by operating activities                                         (2,892,000)        7,521,000       3,286,000
                                                                                  -----------       ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                                 (171,000)         (178,000)     (1,640,000)
Proceeds from sale of property and equipment                                         159,000           108,000        --------
Issuance of notes receivable                                                         -------          --------        (151,000)
                                                                                  ----------       -----------       ----------
Net cash (used in) investing activities                                              (12,000)          (70,000)     (1,791,000)
                                                                                  -----------      ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt                                                         (35,000)          (34,000)        (30,000)
Repayments on short-term notes                                                      (248,000)         (237,000)       (127,000)
Proceeds (Repayment) on chassis vendor line of credit                                328,000          (502,000)     (3,590,000)
Proceeds from loan receivable on exercise of stock options                            46,000            11,000          15,000
Repurchase and retirement of stock                                                  (233,000)         (102,000)       (547,000)
                                                                                  -----------      ------------     -----------
Net cash (used in) financing activities                                             (142,000)         (864,000)     (4,279,000)
                                                                                  -----------      ------------     -----------
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                          141,000        (1,373,000)        (98,000)
NET (DECREASE) INCREASE IN CASH                                                   (2,905,000)        5,214,000      (2,882,000)
BEGINNING CASH BALANCE                                                             8,662,000         3,448,000       6,330,000
                                                                                  ----------       -----------      ----------
ENDING CASH BALANCE                                                               $5,757,000       $ 8,662,000      $3,448,000
                                                                                  ==========       ===========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunded) during the year                                      $ (872,000)      $   113,000      $1,370,000
Interest paid during the year                                                     $  144,000       $   589,000      $  283,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Repayment of loan receivable through cancellation of bonus liability              $  -------          --------       $ 349,000
Notes payable for insurance policies                                              $  475,000       $   328,000       $ 223,000




           See accompanying notes to consolidated financial statements

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

Inventories - Inventories are stated at the lower of cost or market value, determined using the first-in, first-out basis. Costs include material, labor and applicable manufacturing overhead. Inventories consist of the following at December 31, 2002 and 2001:


                                                      2002                        2001
                                                      ----                        ----
         Chassis                                $  6,604,000                $  3,219,000
         Raw Materials                             2,713,000                   2,822,000
         Work-in-Progress                          1,617,000                   1,363,000
         Finished Goods                            4,115,000                   5,142,000
                                                 -----------                 -----------
         Total                                   $15,049,000                 $12,546,000
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

Research and Development - Research and development costs were $146,000, $426,000 and $131,000 in 2002, 2001 and 2000, respectively, and are expensed as incurred.

Revenue Recognition - The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when title of the motorhome transfers to the dealer. This generally occurs upon shipment. Revenues are shown net of repurchases. The Company also reserves for dealer sales incentives, which are netted against revenues. Revenues are also generated from the service of motorhomes and from shipment or installation of parts and accessories.

Warranty Reserve Policy - The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company's warranty excludes certain specified components, including chassis, engines and power train, and appliances, which are warranted separately by the suppliers. The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty expense was $1,904,000, $1,070,000 and $900,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

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

Earnings per Share - Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock options, provided their impact is not anti-dilutive. All share and per share amounts have been restated to reflect the retroactive effects of the 2-for-1 stock split, which occurred in July 2002. See note 10.

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

Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed Of -
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." These Statements require that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

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

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2002 and 2001:

                                                             Useful Lives
                                                              (In years)              2002                2001
                                                              ----------              ----                ----

Building and Land                                               5, 31.5          $   5,281,000       $    5,937,000

Furniture, Fixtures, Equipment and Other                          3-7                1,760,000            1,626,000
Autos and Trucks                                                  3-7                  292,000              286,000
                                                                                 -------------       --------------
                                                                                     7,333,000            7,849,000
Less:  Accumulated Depreciation                                                      2,312,000            2,089,000
                                                                                 -------------       --------------

Property and Equipment, net                                                      $   5,021,000       $    5,760,000
                                                                                 =============       ==============

Depreciation Expense                                                             $     383,000       $      376,000
                                                                                 =============       ==============


In July 2001, there was a fire at the Company's manufacturing facility which caused approximately $1,600,000 worth of damage to the plant, offices and inventory. During 2002, the Company was able to determine the damage to the building and improvements amounted to $524,000. The building improvements have been written down and the Company has been reimbursed by insurance for the fire damage.

3. LINES OF CREDIT

The Company has available a $2,500,000 revolving line of credit with a bank expiring on September 27, 2003 secured by equipment, inventory, and receivables. The interest rate is the prime rate (4.25% at December 31, 2002). At December 31, 2002, no amounts were outstanding under this line and $711,000 has been set aside as an irrevocable standby letter of credit.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $5,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.25% at December 31, 2002). All borrowings are secured by the Ford merchandise. The outstanding balance at December 31, 2002 and 2001 was $3,381,000 and $3,053,000 respectively.

4. LOANS TO RELATED PARTIES

From time to time the Company made loans to certain officers and key employees related to the exercise of stock options. During 1998, the Company advanced $385,000 to key employees under the Company's Incentive and Non-Statutory Stock Option Plan (The Plan) in exchange for the exercise of 123,000 options. The loans were full recourse loans and were secured by the shares of common stock issued upon such exercise. The notes bear interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (4.92% at December 31,
2002). Loans extended for the exercise of incentive stock options are netted against equity. During 2000, an executive of the company repaid a portion of the outstanding loans and related accrued interest by foregoing the bonus liability that was due from the Company. During 2002, the remaining balance was paid in full leaving the outstanding balance as of December 31, 2002 at nil.

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

Regulation 1.1274-4 of Internal Revenue Code of 1986, (4.92% at December 31, 2002).

5. NOTES PAYABLE AND LONG-TERM DEBT

                                                                                            2002              2001
                                                                                            ----             -----

Promissory note payable to the City of Lancaster Redevelopment Agency, 240 monthly payments of $6,285 including principal and interest at 5.93% per annum, note matures on October 2015 The note is collateralized by land and building with a net book value
of approximately $839,000 at December 31, 2002                                           $670,000          $705,000

         Less: Current Portion                                                             36,000            35,000
                                                                                       ----------        ----------
         Long-Term Portion                                                               $634,000          $670,000
                                                                                         ========          ========

Future annual minimum principal payments due on long-term debt (including current portion) as of December 31, 2002 are as follows:

                        Year Ending December 31,

                                 2003                                          36,000
                                 2004                                          39,000
                                 2005                                          41,000
                                 2006                                          44,000
                                 Thereafter                                   510,000
                                                                           ----------
                                                                             $670,000

6. INCOME TAXES
The components of income tax expense (benefit) are as follows:

                                                                       Year Ended December 31,

                                                                     2002                   2001                    2000
                                                                     ----                   ----                    ----
Income tax expense (benefit)
     excluding discontinued operations                        ($    526,000)         ($    603,000)            $  1,652,000
Income tax (benefit) of discontinued operations                      (5,000)              (333,000)                (268,000)
                                                              -------------          --------------            --------------
Total income tax expense (benefit)                            ($    531,000)         ($    936,000)            $  1,384,000
                                                              ==============         ==============            ============

Current:
     Federal                                                  ($    392,000)         ($    788,000)            $    915,000
     State                                                          (56,000)                50,000                  300,000
                                                              -------------          -------------             ------------
                                                                   (448,000)              (738,000)               1,215,000
                                                              -------------          -------------             ------------
Deferred:
      Federal                                                       (66,000)              (105,000)                 159,000
     State                                                          (17,000)               (93,000)                  10,000
                                                              --------------          -------------            ------------
                                                                    (83,000)              (198,000)                 169,000
                                                              --------------          -------------            ------------
                                                               $    531,000             ($ 936,000)             $ 1,384,000
                                                              ==============          =============            ============




The components of deferred tax assets (liabilities) at December 31, 2002 and
2001 are as follows:
                                                                     2002                   2001                     2000
                                                                     ----                   ----                     ----
Current:
     Allowance for bad debts                                   $     35,000          $      60,000             $     40,000
     Inventory reserves and unicap                                  111,000                125,000                  145,000
     Warranty accrual                                               117,000                281,000                  332,000
     Net operating losses                                           235,000                100,000                  -------
     Reserve for self insurance                                     456,000                176,000                  112,000
      Legal reserves                                                 75,000                146,000                  -------
     Other accrued liabilities                                      325,000                151,000                   97,000
     State tax                                                      -------                 ------                   95,000
                                                               ------------           ------------             ------------
                                                               $  1,354,000          $   1,039,000             $    821,000
Non Current:
     Depreciation                                                   185,000                 ------                  (55,000)
                                                               ------------           ------------             -------------
Deferred tax assets                                            $  1,539,000          $   1,039,000             $    766,000
                                                               ------------          -------------             ------------
Less:
Valuation allowance                                                (536,000)               (75,000)                 -------
                                                               ------------          --------------            ------------
Net deferred tax asset                                         $  1,003,000          $     964,000             $    766,000
                                                               ============          =============             ============

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to the following:

                                                                       Year Ended December 31,
                                                           ----------------------------------------------------------------
                                                                     2002                 2001                      2000
                                                                     ----                 ----                      ----
Net income (loss) before income taxes                           ($1,466,000)           ($1,900,000)            $  4,361,000
Statutory federal tax rate                                               34%                    34%                      34%
                                                                        ---                    ---                      ---
Expected tax expense (benefit)                                     (499,000)              (646,000)               1,483,000
State taxes net of federal effect                                   (86,000)               (46,000)                 205,000
Permanent differences                                                 8,000                  5,000                    5,000
Other adjustments                                                    51,000                 84,000                  (41,000)
                                                               ------------        ---------------             ------------
Provision for income taxes of continuing operations                (526,000)              (603,000)               1,652,000
Provision for income taxes of discontinued operations                (5,000)              (333,000)                (268,000)
                                                               ------------        ---------------             ------------
Provision for income taxes                                    ($    531,000)        ($     936,000)            $  1,384,000
                                                              ==============       ================            ============

7. COMMITMENTS AND CONTINGENCIES

Repurchase Agreements - Motorhomes purchased under financing agreements, with third party lenders, by dealers are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. To date, repurchases have not resulted in significant losses at the gross margin level. During 2002, the Company repurchased approximately $1,760,000 (wholesale value) of motorhomes under these agreements. As of December 31, 2002, $287,000 remained in Finished Goods Inventory.

At December 31, 2002 and 2001 approximately $28,900,000 and $23,900,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes which require the repurchasing of motorhomes whenever a dealership is terminated.

Litigation - The Company is a defendant in various legal proceedings resulting from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations and have been adequately reserved for.

Warranties - Estimated warranty costs are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranties on units sold. Estimates for warranty costs are made based primarily on recent warranty claim experience. The following is a tabular reconciliation of the product warranty accrual:

January 1, 2001 beginning balance                                               $            837,000
Payments made in 2001                                                                     (1,439,000)
Changes to accrual related to warranties issued in 2001                                    1,261,000
Changes to accrual related to pre-existing warranties                                         40,000
                                                                                        ------------
December 31, 2001 ending balance                                                $            699,000
                                                                                        ------------

Payments made in 2002                                                                    ($1,790,000)
Changes to accrual related to warranties issued in 2002                                    1,601,000
Changes to accrual related to pre-existing warranties                                        481,000
                                                                                        ------------
December 31, 2002 ending balance                                                $            991,000
                                                                                         ===========


8. SIGNIFICANT CUSTOMERS

The Company had one major customer, La Mesa RV with locations in CA and AZ, who accounted for 18% of the Company's net revenues during 2002. There were no customers that comprised over 10% of the Company's revenues in 2001. Sohn Corporation operated three Southern California locations and accounted for 13.8% of the Company's revenue in 2000. Sohn Corporation ceased operations in August 2001.

9. PROPERTY HELD FOR SALE

At December 31, 2001, the Company's customer service center in Elkhart, Indiana was classified as held for sale. The facility has 1,500 square feet of office space and a 3,500 square foot warehouse area with a net book value of $122,000 as of December 31, 2001. It was sold in 2002 for a net selling price of $159,000.

10. EARNINGS PER SHARE

All share and per share amounts have been restated to reflect the retroactive effects of the 2-for-1 stock split, which occurred in July 2002.

The following is a reconciliation of the basic and diluted earnings per share computation for the year 2002, 2001 and 2000 (in thousands, except per share data):

                                                                                                Year ended December 31,
                                                                                                -----------------------

                                                                                         2002           2001           2000
                                                                                         ----           ----           ----
Net Income (Loss) Used for Basic and
     Diluted Earnings Per Share                                                         ($935)       ($1,992)        $2,273
                                                                                        ------       --------        ------
Shares of Common Stock and Common Stock Equivalents:
     Weighted Average Shares Used in Basic and Diluted Computation                      6,077          6,082          6,232
                                                                                        -----          -----          -----
Earnings Per Share:
       Basic and Diluted                                                               ($0.15)      ($  0.33)        $ 0.36
                                                                                       -------      ---------        ------

During the 12 months ended December 31, 2002, the Company repurchased 57,000 common shares on the open market at an average cost of $4.10 per share.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 2002 and 2001 are as follows: in thousands, except per share data


                                                                     First           Second           Third             Fourth
                                                                   Quarter           Quarter         Quarter           Quarter

FISCAL 2002:
    Net Revenues                                                    $17,407        $18,964           $12,872           $14,060
     Gross Profit                                                     1,323          2,354             1,042             2,160
     Income (Loss) from Continuing Operations
       before Income Taxes                                             (418)           441            (1,517)               41
     Income (Loss) from Continuing Operations                          (253)           264              (907)              (31)
     (Loss) from Discontinued Operations, net                         -----          -----             -----             -----
     Net Income (Loss)                                                 (253)           264              (907)              (39)
     Basic and Diluted Net Income (Loss) Per Share (1)                (0.04)          0.04             (0.15)            (0.01)

FISCAL 2001:
     Net Revenues                                                   $15,310        $16,442           $12,673           $12,255
     Gross Profit                                                     1,734          1,848             1,255               259
     Income (Loss) from Continuing Operations
       before Income Taxes                                              437            355              (828)           (1,864)
     Income (Loss) from Continuing Operations                           262            213              (497)           (1,275)
     (Loss) from Discontinued Operations, net                          (143)           (81)             (158)             (313)
     Net Income (Loss)                                                  119            132              (655)           (1,588)
     Basic and Diluted Net Income (Loss) Per Share (1)                 0.02           0.02             (0.11)            (0.26)

     (1) Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

12. DISCONTINUED OPERATIONS

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory was sold, at a discount, to another dealership in Arizona. The Company's financial statements have been restated to reflect the retail segment as a discontinued operation for all periods presented.

Following is summary financial information for the Company's discontinued retail operations:


                                                                                   Years Ended December 31,
                                                                                   ------------------------

                                                                               2002                  2001            2000
                                                                               ----                  ----            ----

Net Sales                                                                  $   -------          $15,622,000      $1,745,000
                                                                           ===========          ===========      ==========
Income (Loss) from Discontinued Operations
       before  Income Taxes                                                    -------           (1,028,000)       (704,000)
Income Tax Benefit                                                             -------             (333,000)       (268,000)
                                                                           -----------            ---------       ---------
Net Loss from Discontinued Operations                                      $   -------       ($     695,000)   ($   436,000)
                                                                           ===========          ===========      ==========

Net Loss on Disposal of Discontinued Operations                            ($    8,000)      $      -------    $    -------
                                                                           ===========          ===========      ==========



                                                                                         As of December 31,
                                                                           ------------------------------------------------
                                                                                2002                 2001             2000
                                                                                ----                 ----             ----

Cash                                                                   $       154,000            $ 90,000          (21,000)
Receivables, net                                                                28,000            4,560,000         167,000
Inventories                                                                    -------               34,000       7,532,000
Other Current Assets                                                           -------                5,000          98,000
                                                                            ----------         ------------     -----------
     Current Assets of Discontinued Operations                             $   182,000        $   4,689,000      $7,776,000
                                                                           ===========        =============      ==========
Property and Equipment at Cost Net of Accumulated Depreciation           $      37,000         $    158,000         118,000
Other Assets                                                                   -------                2,000          92,000
                                                                           -----------         ------------     -----------
     Non-Current Assets of Discontinued Operations                         $    37,000        $     160,000    $    210,000
                                                                           ===========        =============    ============
Accounts Payable                                                           $   -------         $     54,000      $1,651,000
Notes Payable                                                                   20,000            4,455,000       6,605,000
Other Current Liabilities                                                      -------              -------          68,000
                                                                           -----------         ------------     -----------
     Current Liabilities of Discontinued Operations                        $    20,000        $   4,509,000      $8,324,000
                                                                           ===========        =============      ==========

13. SUBSEQUENT EVENT

         In January 2003, the Company completed the purchase of 12.5 acres of land adjacent to its headquarters in Lancaster, California. The Company paid $564,448 in cash and issued a promissory note for $300,000. The agreement with the City of Lancaster will allow for the promissory note to be forgiven in total or in part based upon a formula for providing jobs. The Company plans to build a new facility on this land so that it can produce its own diesel chassis with a new motorhome concept to be built on that chassis.




                                   Schedule I
                        Valuation and Qualifying Accounts
Allowance for Doubtful Receivables

BALANCE, December 31, 1999                                           $    50,000
     Additions:  Charges to Operations                                    50,000
     Deductions:  A/R Write Offs                                         -------
                                                                     -----------
BALANCE, December 31, 2000                                               100,000
     Additions:  Charges to Operations                                   283,000
     Deductions:  A/R Write Offs                                        (281,000)
                                                                     ------------
BALANCE, December 31, 2001                                           $   102,000
                                                                     ===========
     Additions:  Charges to Operations                                     1,000
     Deductions:  A/R Write Offs                                     (  -------)
                                                                     -----------
BALANCE, December 31, 2002                                           $   103,000
                                                                     ===========



Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

         On December 30, 2002, the Audit Committee of the Company dismissed the firm of KPMG LLP ("KPMG") as the Company's independent auditors. The decision to dismiss KPMG was recommended by the Audit Committee and unanimously approved by the Company's Board of Directors.

         KPMG's report on the Company's financial statements for the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         Except as described below, during the years ended December 31, 2000 and December 31, 2001 and the subsequent interim periods preceding the date of dismissal, there were no disagreements (as defined in Item 304(a) (1) (iv) of Securities and Exchange Commission Regulation S-K).

         During the subsequent interim periods preceding the date of dismissal, the Company concluded that an incorrect number was recorded for its raw material inventory during the first quarter of 2002, and it would need to restate the financial information in its Form 10-Q for the first quarter. Initially, the Company and KPMG disagreed on the scope and timing of the independent investigation related to this error, which commenced in August of 2002. Ultimately, this disagreement was resolved with both the second quarter and restated first quarter 10-Q's being filed after the independent investigation was completed in late September, which identified no further changes were needed to the first quarter's financial statements other than what had been originally identified by management.

         Except as described below, during the years ended December 31, 2000 and December 31, 2001 and the subsequent interim periods preceding the date of dismissal, there were no reportable events (as defined in Item 304(a) (1) (v) of Securities and Exchange Commission Regulation S-K).

         During the subsequent interim periods preceding the date of dismissal, KPMG proposed a significant increase in audit scope for the year-end audit of 2002. KPMG communicated to the Audit Committee of the Board of Directors that various factors contributed to the increase, including their belief that there was both a reduction in the number of personnel in the accounting and financial reporting departments, and a reduction in the level of experience of personnel with accounting and reporting responsibilities, and their belief that they would be unable to rely upon internal controls related to information technology systems and inventory.

         KPMG also proposed a very significant increase in the billing rates it had used in the past for the Company, which led to the Company's Audit Committee to solicit bids for the upcoming 2002 yearend audit.

         On March 5, 2003, the Company engaged the independent accounting firm of Beckman Kirkland and Whitney ("BKW") to serve as its new independent public accountants. The decision to engage BKW was recommended by the Company's Audit Committee and unanimously approved by the Company's Board of Directors.

         During the years ended December 31, 2000 and December 31, 2001 and the subsequent interim periods, the Company did not consult with BKW regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a) (l) (iv) of Regulation S-K) or a reportable event (as defined in Item 304(a) (l) (v) of Regulation S-K).

         As the Company announced in its press release dated March 7, 2003, the Company's Audit Committee has given consideration to the information provided by KPMG with respect to their proposed increase in fees. The Audit Committee has shared this information with its new independent public accountants, Beckman Kirkland & Whitney, and has requested the firm perform additional tests and procedures as part of its audit for the year ended December 31, 2002 and to report to the Audit Committee with respect to the internal controls of the Company related to information technology systems and inventory.

                                    Part III



Item 10.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company and their ages as of April 15, 2003 are as follows:

Name                                         Age        Positions Held                              Director Since
----                                         ---        --------------                              --------------
William J. Rex   (1)                         52         Chairman of the Board of Directors,         06/19/86
                                                        President and Chief Executive Officer
Robert A Lopez   (1) (2)                     63         Director                                    05/26/93
Frank A. Visco  (1) (2)                      58         Director                                    12/17/98
Dr. Dennis K. Ostrom (2)                     61         Director                                    7/12/99
J. Michael Bourne                            39         Executive Vice President,                   8/16/02
                                                        Chief Operating Officer and
                                                        Acting Chief Financial Officer
                                                        Director

James C. Rex                                 54         Vice President and General Manager
                                                        of Consumer Affairs

 (1) Member of the Compensation Committee.
 (2) Member of the Audit Committee.

         Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of the Board of Directors. Except for William J. and James C. Rex, who are brothers, there are no family relationships between any directors or officers of the Company. For their services as members of the Board of Directors, outside directors receive $500 for each Board and Audit Committee meeting attended and $100 per hour for Board related activities outside of formal meetings.

         Mr. Rex, a founder of the Company, has served as the Company's Chief Executive Officer from its inception as a general partnership in 1986. Upon commencing operations in corporate form in January 1987, Mr. Rex also became the Company's President and Chairman of the Board, offices which he continues to hold. From March 1983 until founding the Company, Mr. Rex served in various executive capacities for Establishment Industries, Inc., a manufacturer of Class A and Class C motorhomes which was acquired in June 1985 by Thor Industries, Inc., a large manufacturer of recreational vehicles. His last position with Establishment Industries, Inc. was President. From 1970 until March 1983, Mr. Rex was employed in various production capacities by Dolphin Trailer Company, a manufacturer of a wide range of recreational vehicles products. At the time he left Dolphin Trailer Company (which changed its name to National R.V., Inc. in
1985), Mr. Rex was Plant Manager in charge of all production and research and development.

         Mr. Robert A. Lopez retired from Nickerson Lumber and Plywood in February 2003. Mr. Lopez started his employment with Nickerson as an outside salesman in 1969 and in 1980 he became a partner. He was elected as President of Nickerson in 1981 and served in that capacity until his retirement. His background is primarily in marketing products to residential builders, manufactured housing and recreational vehicle assemblers. In his spare time, if any, Mr. Lopez is a member of the San Fernando Rangers, a non-profit organization working to use horses as therapeutic conditioning for mentally and physically disabled children.

         Mr. Frank A. Visco is the owner of Frank A. Visco & Associates insurance agency. Mr. Visco began his insurance career in 1970 with New York Life Insurance Company as a Sales Manager in their Antelope Valley (includes Lancaster, CA) office. From 1975-1984, Mr. Visco was co-owner of Antelope Valley Insurance Agency. Additionally, during 1978-1982, he was the co-owner of APS Co. Inc., producing aircraft parts for the aircraft industry. He has owned and operated Frank A. Visco & Associates Insurance Agency since 1984 to current. In 1980, in addition to his insurance activities, he began developing properties in Los Angeles and Kern Counties.

         Dr. Dennis K. Ostrom received his BS, MS and Ph.D. degrees in Engineering from the University of California, Los Angeles. He majored in structural mechanics and dynamics. Dr. Ostrom is a Professional Civil Engineer in the State of California and since 1996 has served as a consultant for San Diego Gas & Electric, Pacific Gas & Electric and Southern California Edison. Dr. Ostrom was employed by Southern California Edison Company from 1970-1996. His position was that of a Consultant. His job was formulating technical strategy and policy and relating the same to the California Energy Commission, California Public Utilities Commission, Nuclear Regulatory Commission and local regulatory agencies. From 1988 to 2002, Dr. Ostrom was a member of the Board of Directors for Keysor Century, Inc., in Saugus, California. In addition to his consulting work, Dr. Ostrom is a Planning Commissioner for the City of Santa Clarita.

         Mr. J. Michael Bourne graduated from the University of Southern Mississippi in 1987 with a degree in Accounting and a minor in Computer Science. He received his MBA from the University of Chicago in 1999. He started his career in 1987 as a cost accountant with Vought Aircraft Company in Dallas, TX. He advanced rapidly through the financial organization, which ultimately led to him becoming the Director of Finance for Grumman Olson, a manufacturer of commercial delivery trucks, in 1995 while Vought Aircraft and Grumman Olson were owned by Northrop Grumman. In 1997, he added the role of Director of Strategic Planning. He then became the Director of Western Region Operations for Grumman Olson in 1998 until joining Rexhall in his current role in 2001. Mr. Bourne is also a Certified Public Accountant.

         Mr. James C. Rex has been employed in the RV Industry since 1973, when he began his career with Dolphin Trailer Company. In 1983, Mr. Rex was hired by Establishment Industries to manage their Service and Warranty Department. He was later promoted to Vice President of Production where he oversaw the production of Class A and Class C motorhomes. In 1993, Mr. Rex was hired by Rexhall Industries, Inc. to manage the Company's Customer Service Department. In 1995, he was promoted to National Director of Warranty and Service. Today, Mr. Rex is the Vice President and General Manager of Consumer Affairs, and oversees both of the Company's Service Centers, which are located in Lancaster, California and Mesa, Arizona.

Item 11. Executive Compensation

Cash Compensation

         The following table sets forth certain information as to the Company's Chief Executive Officer and each of the Company's other highest paid executive officers whose salary and bonus exceeded $100,000 for the year ended December 31, 2002:

                                                 SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                                                                         Bonus
Name and                                                               Accrued          Other Annual
Principal Position                    Year           Salary ($)        Bonus Paid      Non-Paid         Compensation (1)
------------------                    ----           ----------        ----------      ------------------------------

William J. Rex                          02           235,200(2)            87,100          22,342               -----
Chief Executive Officer                 01           237,100(2)           150,100           -----               -----
and President                           00           250,000           See Note (3)         5,000               -----

J. Michael Bourne(4)                   02            140,000               -----            -----               -----
Executive Vice President               01            118,700(2)            -----            -----               -----
and Chief Operating Officer

Don Hannay, Sr.(5)                     02               41,100            86,300            -----               -----
V.P. of Sales & Marketing              01               66,100           123,400            5,800               -----
                                       00               62,800           161,800           12,400               -----

James C. Rex (6)                       02               67,200            46,800            -----               -----
Vice President and                     01               52,000            49,700            -----               -----
General Manager of                     00               52,000            54,000            -----               -----
Consumer Affairs


(1) The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during 2002 did not exceed, as to any named officer, the lesser of $50,000 or 10% of the total 2002 salary and bonus paid to such named officer and, accordingly, is omitted from the table. These benefits included amounts allocated for personal use of a company-owned automobile provided to Mr. Rex.

(2)      Immediately following the tragic events of September 11, 2001, William
         J. Rex took a 20% pay cut which was reinstated in April 2002. The rest of the officers took 10% pay cuts which were reinstated in December 2001.

(3) For 2000, William J. Rex earned a bonus of $491,000 of which he was paid $486,000 leaving $5,000 in the accrued bonus account. Mr. Rex used $384,000 of accrued bonus from 1999 to repay a loan, with interest, the Company made to him in 1998 to exercise options granted to him under the Company's Stock Option Program. The remaining $27,000 of the $411,000 accrued bonus from 1999 was paid to Mr. Rex in 2000. All combined, Mr. Rex was paid $513,000 in cash for 1999 and 2000 bonuses in 2000, while he used another $384,000 to repay the loan with interest.

(4)      Mr. Bourne joined the Company in February 2001.

(5)      Mr. Hannay retired from the Company in August 2002.

(6) Mr. James C. Rex is the brother of Mr. William J. Rex. Option Grants and Exercises

         The Company has no option or similar plan or any outstanding options. There were no options granted or exercised during the year ended December 31, 2002.

Employment Agreement

         On July 5, 2001, the Company renewed for five years (expires July 31,
2006) an employment agreement with William J. Rex. The employment agreement provides for an annual salary of $250,000 plus a bonus determined monthly equal to 10% of income before bonus and taxes. There are no change of control arrangements in the employment agreement.

Compensation Committee Interlocks And Insider Participation

         None of the Company's executive officers has served or currently serves on a board of directors or on a compensation committee of any other entity that had officers who served on the Company's board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The information for this section will be included in the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003 and is hereby incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors beneficially owning Common Stock, (iii) each of the Company's executive officers named in the Summary Compensation Table included under "Executive Compensation" under Item 11 of this Report who beneficially owning Common Stock, and (iv) all of the Company's officers and directors as a group as of April 15, 2003:

                                                       Number of
          Name of Beneficial Owner                     Shares                  Percent of
          Outstanding                                  Beneficially            Shares at
          or Identity of Group                         Owned (1)               April 15, 2003
          --------------------                         ---------               --------------

          Trust of William J. Rex                      3,246,000               54.9%
          and Cheryl L. Rex(1)
          c/o Rexhall Industries
          46147 7th Street West
          Lancaster, California 93534

          All Directors and Executive
          Officers as a Group                          3,252,000               55.0%


(1) William J. Rex and Cheryl. L. Rex have voting and investment power with respect to all shares of Common Stock shown as beneficially owned by the trust.

Item 13. Certain Relationships and Related Transactions

         In December 2000, the Company and Mr. William J. Rex, its President and Chief Executive Officer, purchased a partially completed building on 1.7 acres in Acton, California for $401,000. The Company and Mr. Rex each contributed 50% of the purchase price and will share equally in the final construction of the building on the property. The Company plans on using its half of the land and building as an off-site prototype shop, while Mr. Rex intends to use his half for personal endeavors outside the Company's scope of business. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable. The note is secured by the executive's interest in the property. The note bears interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (4.92% at December 31, 2002). The largest amount owing to the Company on this loan during 2002 was $151,000 and at March 31, 2003 $151,000 was owing on this loan.

                                     PART IV

Item 14. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

         Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and its subsidiary required to be included in the Company's Exchange Act filings.


Changes In Internal Controls

         There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a)  (1) Financial Statements

          See Item 8

     (2) Financial Statement Schedule

          Schedule I - Valuation and Qualifying Accounts                Page 33

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (3) Exhibits

          (3.0)    Articles of Incorporation and By Laws.  See 1992 10KSB

          (4.0) Instruments defining the rights of Holders of Common Stock. See Page 24 of Prospectus dated 6/22/89. See 1992 10KSB.

          (10.1)   Business Loan Agreement dated September 27, 2001 between
                  Company and Valencia Bank and Trust.

          (10.2) Employee agreement of William J. Rex

          (10.3) Authorized Ford Motor Company Converter Pool Agreement effective 5/24/90. See 1992 10KSB

(b) Reports on Form 8-K

No reports on Form 8-K were filed by Registrant to the three months ended December 31, 2002.

                                   Signatures


                   Pursuant to the requirements of section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)


By /S/ William J. Rex                                                By /S/   J. Michael Bourne
  -------------------------------------------------------            -----------------------------
 (Signature and Title)*                                             (Signature and Title)*
 William J. Rex, President, CEO & Chairman                          J. Michael Bourne, EVP, COO and acting CFO
 (Principal Executive Officer)                                      (Principal Financial and Accounting Officer)
 Date: April 15, 2003                                                Date: April 15, 2003

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
-------------------------------                        ----------------------------------------
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: April 15, 2003

By /S/ J. Michael Bourne                               ________________________________
------------------------------
(Signature and Title)*
J. Michael Bourne
Executive Vice President, COO & acting CFO
Director
Date: April 15, 2003

By /S/ Robert A. Lopez                                 ________________________________
--------------------------------
(Signature and Title)
Robert A. Lopez
Director
Date: April 15, 2003

By /S/ Frank A. Visco                                  _______________________________
---------------------------------
(Signature and Title)*
Frank A. Visco
Director
Date: April 15, 2003

By /S/ Dr. Dennis K. Ostrom                            _______________________________
-----------------------------
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: April 15, 2003

CERTIFICATIONS


I, William J. Rex, certify that:

1. I have reviewed this annual report on Form 10-K of Rexhall Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: April 15, 2003                 /s/ William J. Rex
                                          ----------------------------
                                          William J. Rex
                                          President and Chief Executive Officer

I, J. Michael Bourne, certify that:

1.                I have reviewed this annual report on Form 10-K of Rexhall
                  Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003     /s/ J. Michael Bourne
                         -----------------------
                         J. Michael Bourne
                         Executive Vice President, Chief Operating Officer and
                         Acting Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Rexhall Industries, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







                         REXHALL INDUSTRIES, INC

                         By: /s/ William J. Rex
                             --------------------------
 April 15, 2003                              William J. Rex
                                 President and Chief Executive Officer

                         By: /s/ J. Michael Bourne
                             -------------------------
 April 15, 2003                            J. Michael Bourne
                         Executive Vice President, Chief Operating Officer and
                                     Acting Chief Financial Officer