Form 10-K/A
period 2002-12-31
REXHALL INDUSTRIES INC
filed 2003-05-01
CIK 850476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    --------
                                   FORM 10-K/A
                                (Amendment No. 1)
                                   (Mark One)

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 2002
                                       OR
[ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] (No fee required)

                     For the Transition period from ____ to ____

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                Explanatory Note

In accordance with General Instruction G(3) to Form 10-K, Registrant is filing this Form 10-K/A (Amendment No. 1) to provide information omitted form its Form 10-K for the year ended December 31, 2002. Registrant incorporated such omitted information by reference to its definitive proxy statement in anticipation that its definitive proxy statement would be filed by April 30, 2003. However, since registrant's definitive proxy statement will not be filed by April 30, 2003, registrant is providing the information by this Amendment.

                          ----------------------------

The following information is added to Item 11 of Registrant's Form 10-K for the year ended December 31, 2002:

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and the persons who beneficially own ten percent or more of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on the Company's review of the reports filed with the Securities and Exchange Commission by its directors, executive officers, and the persons who beneficially own more than ten percent of its common stock, the Company believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2002; except for Mr. James Rex who did not file his Form 3 and J. Michael Bourne who did not file a Form 4 as a consequence of his acquisition of 6,000 shares from the Company in January 2002 (12,000 shares after giving effect to the Company's 2-for-1 stock split effected in July 2002).

     The Company has begun a review of the Section 16(a) reports filed on behalf of its executive officers and directors to determine whether all of their reportable transactions in the registrant's common stock were timely reported and to ensure proper reporting of all of their beneficial holdings. This review is ongoing and has not been completed as of this date. However, based on the results of this review to date, the Company believes that the following did not file their Form 3s as a consequence of becoming a director of the Company: Mr. Robert A Lopez, Mr. Frank A. Visco and Dr. Dennis K. Ostrom and that J. Michael Bourne did not file a Form 3 as consequence of becoming an executive officer of the Company. The Company believes that at the time that their respective Form 3s were required to be filed, during the period from that time to date, and at this date, Rexhall's directors did not beneficially own any of the Company's common stock. Based on ownership of Rexhall's shares shown on the records of the Company's transfer agent, the Company believes that J. Michael Bourne owns 12,000 shares of the Company's common stock at April 30, 2003. The Company was informed by Mr. Bourne that he transferred 6,000 of the 12,000 shares Mr. Bourne acquired from the Company in January 2002 (after giving effect to the Company's 2-for-1 stock split of July 2002), to his stock broker in January, 2003.

                          ----------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following amends Item 12 of registrant's Form 10-K for the year ended December 31, 2002:

     The following table sets forth information as of April 30, 2003 regarding the ownership of the Company's common stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors beneficially owning common stock, (iii) each of the Company's executive officers named in the Summary Compensation Table included under "Executive Compensation" under Item 11 of this Report who beneficially own common stock, and (iv) all of the Company's executive officers and directors as a group:

                                                       Number of
          Name of Beneficial Owner                     Shares                  Percent of
          Outstanding                                  Beneficially            Shares at
          or Identity of Group                         Owned (1)               April 30, 2003
          --------------------                         ---------               --------------
          Trust of William J. Rex                      3,246,000                  54.9%
          and Cheryl L. Rex(1)
          c/o Rexhall Industries
          46147 7th Street West
          Lancaster, California 93534

          J. Michael Bourne(2)                            12,000                    (3)

          James C. Rex                                    10,000                    (3)

          All Directors and
          Executive Officers as a Group                3,268,000                  55.3%


(1) William J. Rex and Cheryl. L. Rex have voting and investment power with respect to all shares of common stock shown as beneficially owned by the trust.

(2) Mr. Bourne resigned as an executive officer and director of the Company on April 22, 2003, which resignation was accepted on April 23, 2003. Based on ownership of Rexhall's shares on the records of the Company's transfer agent, the Company believes that J. Michael Bourne owned 12,000 shares of the Company's common stock at April 30, 2003. The Company was informed by Mr. Bourne that he transferred 6,000 of the 12,000 shares Mr. Bourne acquired from the Company in January 2002 (after giving effect to the Company's 2-for-1 stock split of July 2002), to his stock broker in January, 2003.

(3)  Less than one percent.

                                   Signatures


Pursuant to the requirements of section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
--------------------------------
(Registrant)

By /S/ William J. Rex
  ------------------------------------
 (Signature and Title)*
 William J. Rex, President, CEO & Chairman
 (Principal Executive Officer)
Date: April 29, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.



By /S/ William J. Rex
-------------------------------
(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: April 29, 2003


By /S/ Robert A. Lopez
-------------------------------
(Signature and Title)
Robert A. Lopez
Director
Date: April 29, 2003

By Frank A. Visco
-------------------------------
(Signature and Title)*
Frank A. Visco
Director
Date: April 29, 2003

By /S/ Dr. Dennis K. Ostrom
-------------------------------
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: April 29, 2003