Form 10-Q
period 2003-03-31
REXHALL INDUSTRIES INC
filed 2003-05-15
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



         For Quarter End March 31, 2003 Commission file number: 0-17824


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



                                 (661) 726-0565
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
                      Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,912,700 as of April 25, 2003.
                                           -------------------------------

                            REXHALL INDUSTRIES, INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                       PAGE NUMBER

   Item 1.
   -------

      Condensed Consolidated Financial Statements (Unaudited):                3

      Condensed Consolidated Balance Sheets at March 31, 2003
      and December 31, 2002    3

      Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2003 and March 31, 2002 (Restated)         4

      Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2003 and March 31, 2002 (Restated)         5

      Notes to Condensed Consolidated Financial Statements                  6-7

   Item 2.
   -------

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            7-11

   Item 3.
   -------

      Quantitative and Qualitative Disclosure about Market Risks             11

   Item 4.
   -------

      Controls and Procedures                                                11

PART II - OTHER INFORMATION

      Repurchase Agreements                                                  11

      Legal Proceedings                                                      12

   Item 5.
   -------

      Reports on Form 8K                                                     12

      Signatures                                                             13

      Certifications                                                      14-15

PART I - FINANCIAL INFORMATION
         ---------------------
Item 1. - Condensed Consolidated Financial Statements
-------

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                  March 31, 2003                      December 31, 2002
                                                                  --------------                      -----------------
ASSETS
CURRENT ASSETS
      Cash                                                          $  5,021,000                        $  5,757,000
      Accounts Receivables, net                                        2,409,000                           2,251,000
      Income Tax Receivable                                              360,000                             360,000
      Inventories (Note 2)                                            15,056,000                          15,049,000
      Deferred Income Taxes (Note 3)                                     850,000                           1,003,000
      Other Current Assets                                               250,000                             139,000
      Current Assets of Discontinued Operations                          182,000                             182,000
                                                                     -----------                         -----------
TOTAL CURRENT ASSETS                                                  24,128,000                          24,741,000
      Property and Equipment at Cost Net
           of Accumulated Depreciation (Notes 2 & 7)                   5,841,000                           5,021,000
      Property Held for Sale                                                 ---                                 ---
      Other Assets                                                       152,000                             152,000
      Non-Current Assets of Discontinued Operations                       37,000                              37,000
                                                                     -----------                         -----------
TOTAL ASSETS                                                         $30,158,000                         $29,951,000
                                                                     ===========                         ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts Payable                                              $  3,674,000                         $ 1,622,000
      Chassis Vendor Line of Credit                                    2,032,000                           3,381,000
      Notes Payable and Current Portion
           of Long-Term Debt                                              36,000                              36,000
      Accrued Warranty                                                 1,008,000                             991,000
      Accrued Legal                                                    1,018,000                           1,250,000
      Accrued Dealer Incentives                                          527,000                             638,000
      Other Accrued Liabilities                                        1,565,000                           1,750,000
      Accrued Compensation and Benefits                                  499,000                             472,000
      Current Liabilities of Discontinued Operations                      20,000                              20,000
                                                                     -----------                         -----------
TOTAL CURRENT LIABILITIES                                             10,379,000                          10,160,000

      Long-Term Debt, less Current Portion                               926,000                             634,000
                                                                     -----------                         -----------
TOTAL LIABILITIES                                                     11,305,000                          10,794,000
                                                                     -----------                         -----------
STOCKHOLDERS' EQUITY
      Preferred Stock - no par value,
           Authorized, 1,000,000 shares;
           No shares outstanding at March 31, 2003
           and December 31, 2002                                             ---                                 ---
      Common Stock - no par value,
           Authorized, 10,000,000 shares;
           issued and outstanding
           5,912,700 at March 31, 2003
           and 6,038,000 at December 31, 2002                          5,659,000                           5,906,000
      Retained Earnings                                               13,194,000                          13,251,000
                                                                     -----------                         -----------
TOTAL STOCKHOLDERS' EQUITY                                            18,853,000                          19,157,000
                                                                     -----------                         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $30,158,000                         $29,951,000
                                                                     ===========                         ===========



      See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three Months Ended
                                                         March 31, 2003                 March 31, 2002
                                                         --------------                 --------------
                                                                                           (RESTATED)

Net Revenues                                                $12,946,000                    $17,407,000
Cost of Sales                                                11,344,000                     16,084,000
                                                           ------------                    -----------
Gross Profit                                                  1,602,000                      1,323,000
Operating Expenses:
Selling, General, Administrative Expenses
      and Other Expenses                                      1,691,000                      1,741,000
                                                           ------------                    -----------

Income (Loss) from Continuing Operations
      before Income Taxes                                       (89,000)                      (418,000)
Income Tax Expense (Benefit)                                    (32,000)                      (165,000)
                                                           ------------                    -----------
Income (Loss) from Continuing Operations                        (57,000)                      (253,000)
Loss from Discontinued Operations                                   ---                            ---
Net Income (Loss)                                          ($    57,000)                   ($  253,000)
                                                           =============                   ============
Basic and Diluted Income (Loss)
      from Continuing Operations - Per Share               ($       .01)                   ($      .04)
Basic and Diluted Loss
      from Discontinued Operations - Per Share             ($       .00)                   ($      .00)
                                                           ------------                    -----------
Basic and Diluted Income (Loss) - Per Share (Note 5)       ($       .01)                   ($      .04)
                                                           =============                   ============

Weighted Average Shares Outstanding
      Basic and Diluted  (Note 4)                             5,997,700                      6,115,000
                                                           =============                   ============




      See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended
                                                                  March 31, 2003                March 31, 2002
                                                                  --------------                --------------
                                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                                                       (57,000)                  ($   253,000)

Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
Operating Activities:
      Net loss from discontinued operations                                 ---                            ---
      Depreciation and amortization                                      90,000                         95,000
      Gain on sale of property, plant and equipment                         ---                        (34,000)
      Provision for deferred income taxes                                   ---                            ---
      (Increase) decrease in:
      Accounts receivable                                              (158,000)                    (2,291,000)
      Inventories                                                        (7,000)                     1,650,000
      Income tax receivable                                                 ---                       (165,000)
      Increase (decrease) in:
      Accounts payable                                                2,052,000                        (60,000)
      Accrued Warranty                                                   17,000                        118,000
      Accrued legal                                                    (232,000)                       (81,000)
      Accrued dealer incentives                                        (111,000)                       (38,000)
      Other assets and liabilities                                     (116,000)                       743,000
                                                                    -----------                    -----------
      Net cash provided by (used in) operating activities             1,478,000                       (316,000)
                                                                    -----------                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                    (910,000)                      (129,000)
Proceeds from sale of property and equipment                                ---                        159,000
                                                                    -----------                    -----------

      Net cash provided by (used in) investing activities              (910,000)                        30,000
                                                                    -----------                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt                                             (9,000)                        (9,000)
Repayments on short-term notes                                              ---                       (105,000)
Repayments on line of credit                                         (1,349,000)                    (2,859,000)
Proceeds from redevelopment agency                                      300,000                            ---
Proceeds from loan receivable on exercise of stock options                  ---                          3,000
Repurchase and retirement of stock                                     (247,000)                           ---
                                                                    -----------                    -----------

      Net cash used in financing activities                          (1,305,000)                    (2,970,000)
                                                                    -----------                    -----------
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                 ---                        130,000
NET INCREASE (DECREASE) IN CASH                                        (737,000)                    (3,126,000)
BEGINNING CASH BALANCE                                                5,757,000                      8,662,000
                                                                    -----------                    -----------
ENDING CASH BALANCE                                                  $5,020,000                     $5,536,000
                                                                    ===========                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                      $   52,000                     $   18,000



      See accompanying notes to condensed consolidated financial statements

                            REXHALL INDUSTRIES, INC.

            Notes to the Condensed Consolidated Financial Statements
                             March 31, 2003 and 2002

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

For further information refer to the Financial Statements and footnotes included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of inventory at the lower of cost or market, the allowance for doubtful accounts, deferred income tax asset valuation allowances, and the valuation of the company's long lived assets. Considerable management judgment is necessary to estimate these and other amounts. Accordingly, actual results could vary significantly from management estimates.

3.   Income Taxes

Income tax expense is based upon the estimated effective tax rate for the entire fiscal year. The effective tax rate is subject to on going evaluation by management.

4.   Stock Split

In July of 2002 the Company carried out a 2-for-1 split. All historical share and per share data are presented on a post-split basis.

5.   Earnings Per Share

Basic earnings per share represent net earnings divided by the weighted-average number of common shares outstanding for the period. Basic and diluted earnings per share are the same for all periods presented as the company has no potentially dilutive securities outstanding.

6. Inventory

                                         March 31, 2003       March 31, 2002
                                         --------------       --------------
                                                                 (RESTATED)
           Raw Materials                   $  8,561,000         $  4,635,000
           Work-in-Progress                   2,253,000            2,111,000
           Finished Goods                     4,255,000            4,150,000
                                           ------------         ------------

                Total                       $15,069,000          $10,896,000
                                            ===========          ===========

7.   Property & Equipment

In January 2003, the Company completed the purchase of 12.48 acres of land adjacent to its headquarters in Lancaster, California. The Company paid $564,448 in cash and issued a promissory note for $300,000, for a total of $864,448. The agreement with the City of Lancaster will allow the promissory note to be forgiven in total or in part based upon a formula for providing jobs. The Company plans to build a new facility on this land so that it can produce its own diesel chassis with a new motorhome concept to be built on that chassis.


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

Results of Operations
---------------------

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

Revenues - 2003 compared with 2002
----------------------------------

Net revenues from continuing operations for the first quarter ended March 31, 2003 were $12,946,000 as compared to $17,407,000 for the first quarter in 2002. This represents a 26% decrease from the prior year. Net units sold for the quarter ended March 31, 2003 were 152 compared to 216 for the quarter ended March 31, 2002, a 30% decrease. The decrease in net revenues is primarily attributed to the failure of the Company to secure new retail dealers for the product line and lagging sales in the gas unit product.

Gross Profit - 2003 compared with 2002
--------------------------------------

Gross profit from continuing operations increased to $1,602,000 from $1,323,000 for the same quarter in 2002, which is an increase of $279,000 or 21%. Gross margin was 12.4% in 2003 as compared to 7.6% in 2002. The increase in gross margin was primarily attributable to decreases in labor and material costs for the period. Management views this increased margin as a positive sign, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - 2003 compared with 2002
-----------------------------------------------------------------------------

Selling, General, Administrative and Other Expenses from continuing operations decreased by approximately $50,000 from the first quarter of 2002 to the first quarter of 2003. Selling, general, administrative and other expenses increased to 13.1% as a percentage of sales when compared to 10.0% for the quarter ended March 31, 2002. The increase is primarily related to continued increases in warranty expense.

Income Taxes - 2003 compared to 2002
------------------------------------

Income tax benefit from continuing operations was $32,000 for the quarter ended March 31, 2003 as compared to income tax benefit of $165,000 in the first quarter of 2002. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity
----------------------------------------------------

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of March 31, 2003, the Company had working capital of $13,749,000, compared to $14,580,000 at December 31, 2002. The $831,000 decrease in working capital is primarily due to a $736,000 decrease in cash and $703,000 increase in accounts payable partially offset by a $484,000 decrease in accrued liabilities.

Capital expenditures during the first quarter of 2003 were $910,000. This number includes the property purchased in Note 7. Management anticipates lower levels of capital expenditures for the remaining quarters of 2002 related to efficiency improvement initiatives and refurbishment of the production facilities and related production equipment. Significant increases are expected to be incurred when the Company begins construction of the new facility, which is anticipated in the fourth quarter of this year.

As of March 31, 2003 the Company has a $2,500,000 line of credit with a bank that can be used for working capital purposes secured by equipment, inventory and receivables. The interest rate is the prime rate (4.25% at March 31, 2003). The line expires on September 27, 2003. Under this line of credit, $711,000 has been set aside as an irrevocable standby letter of credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates worker's compensation insurance in California. At March 31, 2003, no amounts were outstanding under the line of credit agreement. The line of credit contains various covenants. The Company was in compliance with such covenants as of March 31, 2003.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $5,000,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.25% at March 31, 2003). All borrowings are secured by the Ford merchandise. The outstanding balance at March 31, 2003 was $2,032,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2003, including payments related to the expansion plans at the California facility, primarily with cash flows from operations, supplemented, if necessary, by borrowings under its revolving credit agreement.

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

Item 3. - Quantitative and Qualitative Disclosure About Market Risk
-------                                                            -

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

PART II - OTHER INFORMATION
          -----------------

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the three months ended March 31, 2003 and 2002, the Company repurchased approximately $528,000 and $1,266,000 respectively, (wholesale value) of motorhomes under these agreements. At March 31, 2003 and 2002, approximately $26,950,000 and $26,400,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that require the repurchasing of motorhomes whenever a dealership is terminated.

Legal Proceedings - The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations.

The Company has been contacted by the staff of the Securities and Exchange Commission, which has indicated that it is specifically reviewing the facts leading up to the Company's restatement of its results of operations for the first quarter ended March 31, 2002 and generally the accounting procedures and controls for the Company. The Company is cooperating fully with the staff's review and hopes to resolve the review in the near future.

Item 5. - Reports on Form 8K
-------

Dated January 8, 2003: Company disclosed changes in certifying accountant and Financial Statements & Exhibits.

Dated March 7, 2003: Company disclosed that Beckman Kirkland & Whitney (BKW) would serve as its new independent public accountants.

REXHALL INDUSTRIES, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex
  ----------------------------------   -----------------------------------------
(Signature and Title)
William J. Rex, President, CEO, Chairman
& Acting CFO
Date: May 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in capacities and on the dates indicated.


By /S/ William J. Rex
------------------------------------   -----------------------------------------
(Signature and Title)*
William J. Rex
President, CEO & Acting CFO
Chairman of the Board
Date: May 14, 2003

By /S/ Robert A. Lopez
-----------------------------------    -----------------------------------------
(Signature and Title)*
Robert A. Lopez
Director
Date: May 14, 2003

By /S/ Frank A. Visco
------------------------------------   -----------------------------------------
(Signature and Title)*
Frank A. Visco
Director
Date: May 14, 2003

By /S/ Dr. Dennis K. Ostrom
--------------------------------       -----------------------------------------
(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: May 14, 2003

CERTIFICATIONS

I, William Rex, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003
                              --------------------------------------------------
                              William Rex
                              President, Chief Executive Officer, and Acting CFO

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Rexhall Industries, Inc. (the "Company") on Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.







                     REXHALL INDUSTRIES, INC.

                     By:
                        ----------------------------------
   May 14, 2003                 William J. Rex
                     President and Chief Executive Officer, and Acting CFO