Form 10-Q
period 2003-06-30
REXHALL INDUSTRIES INC
filed 2003-08-14
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934


	For Quarter End June 30, 2003	Commission file number:  0-17824


REXHALL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)


	California	95-4135907
	(State of Incorporation)	(IRS Employer Identification No.)



46147 7th Street West, Lancaster, California  93534
(Address of principal executive offices)  (Zip Code)



(661) 726-0565
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No    .

Applicable only to Corporate Issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,872,700 as of August 07, 2003.


REXHALL INDUSTRIES, INC.

INDEX

PART I - FINANCIAL INFORMATION  	PAGE NUMBER

	Item 1.
		Condensed Consolidated Financial Statements (Unaudited):

		Condensed Consolidated Balance Sheets at June 30, 2003
		and December 31, 2002	1

		Condensed Consolidated Statements of Operations for the
		Three and Six months ended June 30, 2003 and June 30, 2002	2-3

		Condensed Consolidated Statements of Cash Flows for the
		Six months ended June 30, 2003 and June 30, 2002	4

		Notes to Condensed Consolidated Financial Statements	5-6

	Item 2.
		Management's Discussion and Analysis of Financial Condition
		and Results of Operations	6-12

	Item 3.
		Quantitative and Qualitative Disclosure about Market Risks	12

	Item 4.
		Controls and Procedures	12-13

PART II - OTHER INFORMATION

	Legal Proceedings	13

	Exhibits and Reports on Form 8-K	13

	Signatures			14

	Officer Certifications	15-16



PART I - FINANCIAL INFORMATION
Item 1. - Condensed Consolidated Financial Statements
REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003 	December 31, 2002
ASSETS
CURRENT ASSETS
Cash	$    458,000	$  5,757,000
Accounts Receivables, net	2,654,000	2,251,000
Income Tax Receivable	536,000	360,000
Inventories	17,599,000	15,049,000
Deferred Income Taxes  	933,000	1,003,000
Other Current Assets	154,000	139,000
Current Assets of Discontinued Operations 	       -----	     182,000
TOTAL CURRENT ASSETS	$ 22,334,000	$ 24,741,000
Property and Equipment at Cost Net
of Accumulated Depreciation 	5,901,000	5,021,000
Property Held for Sale 	-----	-----
Other Assets	152,000	152,000
Non-Current Assets of Discontinued Operations	       -----	      37,000
TOTAL ASSETS	$ 28,387,000	$ 29,951,000
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$  2,779,000	$  1,622,000
Chassis Vendor Line of Credit 	1,685,000	3,381,000
Notes Payable and Current Portion
of Long-Term Debt 	62,000	36,000
Accrued Warranty	927,000	991,000
Accrued Legal 	982,000	1,250,000
Accrued dealer incentives	569,000	638,000
Other Accrued Liabilities	1,435,000	1,750,000
Accrued Compensation and Benefits	490,000	472,000
Current Liabilities of Discontinued Operations 	       -----	      20,000
TOTAL CURRENT LIABILITIES	8,929,000	10,160,000

Long-Term Debt, less Current Portion	     965,000	     634,000
TOTAL LIABILITIES	   9,894,000	  10,794,000
STOCKHOLDERS' EQUITY
Preferred Stock - no par value,
Authorized, 1,000,000 shares;
no shares outstanding at June 30, 2003
and December 31, 2002	-----	-----
Common Stock - no par value,
Authorized, 10,000,000 shares;
issued and outstanding
5,872,700 at June 30, 2003
and 6,038,000 December 31, 2002	5,580,000	5,906,000
Loan Receivable from Exercise of Options 	-----	-----
Retained Earnings	  12,913,000	  13,251,000
TOTAL STOCKHOLDERS' EQUITY	  18,493,000	  19,157,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 28,387,000	$ 29,951,000





See accompanying notes to condensed consolidated financial statements


REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended
	June 30, 2003	June 30, 2002

Net Revenues	$  9,642,000	$18,964,000
Cost of Sales 	  8,383,000	  16,610,000
Gross Profit 	$  1,259,000	$  2,354,000
Operating Expenses:
Selling, General, Administrative Expenses
and Other Expenses	   1,725,000	   1,913,000
Income/(Loss) before Income Taxes	(466,000)	441,000
Income Tax (Expense)/Benefit	     184,000	    (177,000)
Net Income/(Loss)	$   (282,000)	$    264,000

Basic and Diluted Income/(Loss)-Per Share	$       (.05)	$        .04
Weighted Average Shares Outstanding
	Basic and Diluted 	   5,872,700	   6,115,000

























See accompanying notes to condensed consolidated financial statements



REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Six Months Ended
	June 30, 2003	June 30, 2002

Net Revenues	$ 22,588,000	$ 36,371,000
Cost of Sales 	 19,727,000	  32,694,000
Gross Profit 	$  2,861,000	$  3,677,000
Operating Expenses:
Selling, General, Administrative Expenses
and Other Expenses	   3,416,000	   3,654,000

Income/(Loss) before Income Taxes	(555,000)	23,000
Income Tax (Expense)/Benefit	     217,000	     (12,000)
Net Income/(Loss)	$   (338,000)	$     11,000

Basic and Diluted Income/(Loss)-Per Share	$       (.06)	$        .00
Weighted Average Shares Outstanding
	Basic and Diluted 	   5,872,700	   6,115,000

























See accompanying notes to condensed consolidated financial statements


REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Six Months Ended
			June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	($   338,000)	$     11,000

Adjustments to reconcile net income
to net cash provided by (used in)
Operating Activities:
Depreciation and amortization	178,000	191,000
Gain on sale of property, plant and equipment	-----	(34,000)
Provision for deferred income taxes	70,000	-----
(Increase) decrease in:
Accounts receivable	(403,000)	(2,064,000)
Inventories	(2,551,000)	(3,307,000)
Income tax receivable	(176,000)	86,000
Increase (decrease) in:
Accounts payable	1,157,000	(460,000)
Warranty Allowance	(64,000)	121,000
Accrued legal	(268,000)	(11,000)
Dealer incentives	(69,000)	(136,000)
Other assets and liabilities	   (312,000)	     855,000
Net cash provided by (used in) operating activities	 (2,776,000)	  (4,748,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,058,000)	(143,000)
Proceeds from sale of property and equipment	      -----	     159,000

	Net cash provided by (used in) investing activities	 (1,058,000)	      16,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(40,000)	(17,000)
Repayments on short-term notes	-----	(222,000)
Proceeds (Repayment) on chassis vendor line of credit	(1,696,000)	(795,000)
Proceeds from redevelopment agency	300,000	-----
Proceeds received for purchase of equipment	98,000	-----
Proceeds from loan receivable on exercise of stock options	-----	5,000
Repurchase and retirement of stock	   (326,000)	       -----

Net cash used in financing activities	 (1,664,000)	  (1,029,000)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS	199,000	132,000
NET INCREASE (DECREASE) IN CASH	(5,299,000)	(5,629,000)
BEGINNING CASH BALANCE	  5,757,000	   8,662,000
ENDING CASH BALANCE	$   458,000	$  3,033,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period	$    74,000	$     33,000

Supplemental Disclosure of Non-Cash Financing Activities:
Notes payable for insurance policies	475,000	-----





See accompanying notes to condensed consolidated financial statements


REXHALL INDUSTRIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2003

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



6.	Inventory	June 30, 2003	June 30, 2002

	Chassis	$ 3,922,000	$ 6,165,000
	Raw Materials	2,649,000	3,730,000
	Work-in-Progress	2,832,000	1,752,000
	Finished Goods 	  8,196,000	  4,206,000
		Total	$17,599,000	$15,853,000

7.	Discontinued Operations

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory was sold, at a discount, to another dealership in Arizona. The remaining assets were absorbed into Rexhall Industries, Inc. in 2003.

8.	Property & Equipment

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

Results of Operations

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

Revenues - three months ended June 30, 2003 compared to the three months ended June 30, 2002

Net revenues for the quarter ended June 30, 2003 were $9,642,000 as compared to $18,964,000 for the same quarter in 2002. This represents a 49% decrease from the prior year. Net units sold for the quarter ended June 30, 2003 were 112 compared to 227 for the quarter ended June 30, 2002, a 51% decrease. Wholesale shipments of the Company's gas motorhomes were down 48%, while diesel shipments were down 60% when compared to last year's second quarter. Sales dropped below industry levels as a result of the failure of Rexhall's strategy to identify the current market for recreational vehicles. In an effort to satisfy dealers on an individual basis, Rexhall created a niche market rather than focusing on what it now believes the vast majority of RV customers want. Management believes that Rexhall's new product line will appeal to the mass market, and help to bridge this gap. However, these are forward looking statements and there can be no assurance that these statements will reflect actual results case for the reasons discussed below in "Forward Looking Statements."

Gross Profit - three months ended June 30, 2003 compared to the three months ended June 30, 2002

Gross profit decreased to $1,259,000 from $2,354,000 for the same quarter in 2002, which is a decrease of $1,095,000 or 46%. Gross margin was 13.1% as compared to 12.4% last year. The increase in gross margin was primarily attributable to decreases in material cost for the period. Management views this increased margin as a positive sign, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - three months ended June 30, 2003 compared to the three months ended June 30, 2002

Selling, General, Administrative and Other Expenses from continuing operations decreased by approximately $188,000 from the second quarter of 2002 to the second quarter of 2003. Selling, general, administrative and other expenses increased to 17.9% as a percentage of sales when compared to 10.1% for the quarter ended June 30, 2002. The increase is largely attributable to the decrease in sales base coupled with increases in warranty and legal expense.

Income Taxes - three months ended June 30, 2003 compared to the three months ended June 30, 2002

Income tax benefit was $184,000 for the quarter ended June 30, 2003 as compared to an expense of $177,000 in the same quarter of 2002. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002.

Revenues - six months ended June 30, 2003 compared to the six months ended June 30, 2002

Net revenues for the first six months ended June 30, 2003 were $22,588,000 as compared to $36,371,000 for the first half of 2002. This represents a 38% decrease from the prior year. Net units sold for the six months ended June 30, 2003 were 260 compared to 443 for the six months ended June 30, 2002, a 41% decrease. Wholesale shipments of the Company's gas motorhomes were down 37%, while diesel shipments were down 54%. Sales dropped below industry levels as a result of the failure of Rexhall's strategy to identify the current market for recreational vehicles. In an effort to satisfy dealers on an individual basis, Rexhall created a niche market rather than focusing on what it now believes the vast majority of RV customers want. Management believes that Rexhall's new product line will appeal to the mass market, and help to bridge this gap. However, these are forward looking statements and there can be no assurance that these statements will reflect actual results case for the reasons discussed below in "Forward Looking Statements."

Gross Profit - six months ended June 30, 2003 compared to the six months ended June 30, 2002

Gross profit decreased to $2,861,000 from $3,677,000 for the same six months in 2002, which is a decrease of $816,000 or 22%. Gross margin was 12.7% as compared to 10.1% last year. The increase in gross margin was primarily attributable to decreases in material cost for the period. Management views this increased margin as a positive sign, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses - six months ended June 30, 2003 compared to the six months ended June 30, 2002

Selling, General, Administrative and Other Expenses decreased by approximately $239,000 from the first half of 2002 to the first half of 2003. Selling, general, administrative and other expenses increased to 15.1% as a percentage of sales when compared to 10.0% for the six months ended June 30, 2002. The increase is largely attributable to the decrease in sales base coupled with increases in warranty and legal expense.

Income Taxes - six months ended June 30, 2003 compared to the six months ended June 30, 2002

Income tax benefit was $217,000 for the six months ended June 30, 2003 as
compared to an expense $12,000 in the first half of 2002.    Income taxes are
provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of June 30, 2003, the Company had working capital of $13,405,000, compared to $14,581,000 at December 31, 2002. The $1,176,000 decrease in working capital is primarily due to a $5,299,000 decrease in cash, a $182,000 decrease in current assets of discontinued operations, and a $1,157,000 increase in accounts payable, partially offset by a $403,000 increase in accounts receivable, a $2,551,000 increase in inventory, a $1,696,000 decrease in the chassis vendor line of credit, a $268,000 decrease in accrued legal, and a $315,000 decrease in other liabilities.

Capital expenditures during the first six months of 2003 were $1,058,000. Management does not anticipate additional capital expenditures during the remaining half of 2003.

As of June 30, 2003, the Company had a $437,320 Reserve Line of Credit with a bank, which has been set aside as an Irrevocable Standby Letter of Credit for the Company to meet the requirements for Self-Insurance established by the Department of Industrial Relations which regulates Worker's Compensation Insurance in California. Because Rexhall has never drawn from the previous line of credit, and due to the costs associated with maintaining a higher line of revolving credit, Rexhall reduced its line from $2,500,000 to $437,320 during the second quarter. The interest rate is the prime rate plus 1% (5.00% at June 30, 2003). The Line expires on September 27, 2003.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $3,500,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.00% at June 30, 2003). All borrowings are secured by the Ford merchandise. The outstanding balance at June 30, 2003 was $1,685,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2003, including payments related to the expansion plans at the California facility, primarily with cash flows from operations.

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the six months ended June 30, 2003 and 2002, the Company repurchased approximately $1,412,000 and $1,585,000 respectively, (wholesale value) of motorhomes under these agreements. At June 30, 2003 and 2002, approximately $23,500,000 and $28,900,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that require the repurchasing of motorhomes whenever a dealership is terminated.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), an amendment of FASB Statement No. 133, Derivative Instruments and Hedging Activities, which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.




Forward-Looking Statements

Our statements of our intentions or expectations are "forward-looking statements" based on assumptions and on facts known to us today. For example, our expectations regarding our new product line and the introduction and sales of our new T-Rex Double & Wide motorhomes are forward-looking statements. There can be no guarantee that a market will exist for these motor homes or that our new coaches will adequately respond to market trends or appeal to the mass market. If a market does not develop for our new motorhomes or if we fail to receive sufficient orders for them, our sales may decline and our business and operating results could be seriously harmed. Even if the market for these motorhomes does develop, it may not grow at an adequate pace. Moreover, we may not be able to predict precisely the time and expense required to overcome unexpected production problems and to ensure production within the time limits we expect, or the reliability and high quality of the coach at an acceptable cost. Increased costs and other difficulties associated with manufacturing these motorhomes such as our inability to obtain critical parts and components from suppliers timely or at all could have a negative impact on our sales during particular periods and on our future gross margins. Rexhall's business is seasonal and cyclical. Most of Rexhall's competitors are substantially larger, and many of its suppliers and dealers have greater economic power, so that the volume and prices of both supplies and sales may be adversely affected by competitive action.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-Q, our Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.
Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings -The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations.

The Company has learned that the staff of the Securities and Exchange Commission is conducting an investigation relating to the Company. The Company believes that the investigation primarily relates to the facts and events surrounding the Company's restatement of its results of operations for the first quarter ended March 31, 2002. The Company is cooperating with the staff in connection with the investigation.

Item 2.	Exhibits and Reports On Form 8-K

(a)	Exhibits
31.1	Certification of the Chief Executive Officer and Interim Chief
Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section
1350.

(b)	Reports on Form 8-K
Three reports on Form 8-K were filed during the period covered by this
Report.
*	An 8-K dated April 21, 2003 was filed on April 21, 2003 reporting matters under Item 12.
*	An 8-K dated May 6, 2003 was filed on May 6, 2003 reporting
matters under Item 5.
*	An 8-K dated May 20, 2003 was filed on May 20, 2003 reporting matters under Item 12.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex
(Signature and Title)*
William J. Rex,
President and CEO
Chairman of the Board and Interim Chief Financial Officer
Date: August 14, 2003



Exhibit 31.1

Certification of the Chief Executive Officer and Interim Chief Financial
Officer required by Rule 13a-14(a) of the Exchange Act.
I, William J. Rex, certify that:
       1.	I have reviewed this Quarterly report on Form 10-Q of Rexhall
Industries, Inc.;
       2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
       3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
       4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
15d-15(e)) for the registrant and have:
       a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
       5.	I the registrant's certifying officer have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
       a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
       b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: August 14, 2003			/S/ William J. Rex
						William J. Rex
						President, Chief Executive Officer
       and Interim Chief Financial Officer


Exhibit 32.1
CERTIFICATION PURSUANT TO
RULE 13A-14(B) AND 18 U.S.C.  SECTION 1350

    In connection with the Quarterly Report of Rexhall Industries, Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.









REXHALL INDUSTRIES, INC.



By: /S/ William J. Rex


August 14, 2003
William J. Rex
President and Chief Executive Officer
and Interim Chief Financial Officer



Rexhall Industries, Inc.


- 16 -

2nd Quarter 2003, 10-Q		August 13, 2003
FFMS-TT-0003-0