Form 10-Q/A
period 2003-06-30
REXHALL INDUSTRIES INC
filed 2003-11-04
CIK 850476

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                      Applicable only to Corporate Issuers


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,872,700 as of August 07, 2003.
                                          ---------------------------------

                            REXHALL INDUSTRIES, INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                     PAGE NUMBER

   Item 1.
    -----
     Condensed Consolidated Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets at June 30, 2003
     and December 31, 2002                                             1

     Condensed Consolidated Statements of Operations for the
     Three and Six months ended June 30, 2003 and June 30, 2002      2-3

     Condensed Consolidated Statements of Cash Flows for the
     Six months ended June 30, 2003 and June 30, 2002                  4

     Notes to Condensed Consolidated Financial Statements            5-6

   Item 2.
   ------
     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                      6-11

   Item 3.
   ------
     Quantitative and Qualitative Disclosure about Market Risks       11

   Item 4.
   ------
     Controls and Procedures                                          11

PART II - OTHER INFORMATION

   Legal Proceedings                                                  11

   Exhibits and Reports on Form 8-K                                   12

   Signatures                                                         13

   Officer Certifications                                          14-15

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1. - Condensed Consolidated Financial Statements
------
REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                         June 30, 2003            December 31, 2002
                                                                         -------------            -----------------
ASSETS
CURRENT ASSETS
     Cash                                                              $     458,000                $  5,757,000
     Accounts Receivables, net                                             2,654,000                   2,251,000
     Income Tax Receivable                                                   536,000                     360,000
     Inventories                                                          17,599,000                  15,049,000
     Deferred Income Taxes                                                   933,000                   1,003,000
     Other Current Assets                                                    154,000                     139,000
     Current Assets of Discontinued Operations                                 -----                     182,000
                                                                         -----------                 -----------
TOTAL CURRENT ASSETS                                                     $22,334,000                 $24,741,000
     Property and Equipment at Cost Net
         of Accumulated Depreciation                                       5,901,000                   5,021,000
     Property Held for Sale                                                    -----                       -----
     Other Assets                                                            152,000                     152,000
     Non-Current Assets of Discontinued Operations                             -----                      37,000
                                                                         -----------                 -----------
TOTAL ASSETS                                                             $28,387,000                 $29,951,000
                                                                         ===========                 ===========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable                                                   $  2,779,000                 $ 1,622,000
     Chassis Vendor Line of Credit                                         1,685,000                   3,381,000
     Notes Payable and Current Portion
         of Long-Term Debt                                                    62,000                      36,000
     Accrued Warranty                                                        927,000                     991,000
     Accrued Legal                                                           982,000                   1,250,000
     Accrued dealer incentives                                               569,000                     638,000
     Other Accrued Liabilities                                             1,435,000                   1,750,000
     Accrued Compensation and Benefits                                       490,000                     472,000
     Current Liabilities of Discontinued Operations                            -----                      20,000
                                                                         -----------                  ----------
TOTAL CURRENT LIABILITIES                                                  8,929,000                  10,160,000

     Long-Term Debt, less Current Portion                                    965,000                     634,000
                                                                         -----------                  ----------
                     TOTAL LIABILITIES                                     9,894,000                  10,794,000
                                                                         -----------                  ----------
STOCKHOLDERS' EQUITY
     Preferred Stock - no par value, Authorized, 1,000,000 shares; no shares outstanding at June 30, 2003
         and December 31, 2002                                                 -----                       -----
     Common Stock - no par value,
         Authorized, 10,000,000 shares;
         issued and outstanding
         5,872,700 at June 30, 2003
         and 6,038,000 December 31, 2002                                   5,580,000                   5,906,000
     Loan Receivable from Exercise of Options                                  -----                       -----
     Retained Earnings                                                    12,913,000                  13,251,000
                                                                         -----------                  ----------
TOTAL STOCKHOLDERS' EQUITY                                                18,493,000                  19,157,000
                                                                         -----------                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $28,387,000                 $29,951,000
                                                                         ===========                 ===========







      See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     Three Months Ended
                                                           June 30, 2003          June 30, 2002
                                                           -------------          -------------
Net Revenues                                                 $  9,642,000                $18,964,000
Cost of Sales                                                   8,383,000                 16,610,000
                                                              -----------               ------------
Gross Profit                                                 $  1,259,000                $ 2,354,000
Operating Expenses:
Selling, General, Administrative Expenses
     and Other Expenses                                         1,725,000                  1,913,000
                                                             ------------               ------------
Income/(Loss) before Income Taxes                                (466,000)                   441,000
Income Tax (Expense)/Benefit                                      184,000                   (177,000)
                                                            -------------              --------------
Net Income/(Loss)                                           $    (282,000)              $    264,000
                                                            ==============             =============

Basic and Diluted Income/(Loss) - Per Share                 $       (.05)               $        .04
Weighted Average Shares Outstanding
     Basic and Diluted                                         5,872,700                   6,115,000
                                                           ==============              =============






      See accompanying notes to condensed consolidated financial statements



REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                    Six Months Ended
                                                             June 30, 2003          June 30, 2002
                                                             -------------          -------------
Net Revenues                                                   $ 22,588,000                $36,371,000
Cost of Sales                                                    19,727,000                 32,694,000
                                                                -----------                -----------
Gross Profit                                                   $  2,861,000                $ 3,677,000
Operating Expenses:
Selling, General, Administrative Expenses
     and Other Expenses                                           3,416,000                  3,654,000
                                                                -----------               ------------

Income/(Loss) before Income Taxes                                  (555,000)                    23,000
Income Tax (Expense)/Benefit                                        217,000                    (12,000)
                                                               ------------              --------------
Net Income/(Loss)                                              $   (338,000)               $    11,000
                                                               =============             =============

Basic and Diluted Income/(Loss) - Per Share                    $       (.06)               $       .00
Weighted Average Shares Outstanding
     Basic and Diluted                                            5,872,700                  6,115,000
                                                               ============              =============

      See accompanying notes to condensed consolidated financial statements



REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Six Months Ended
                                                                           June 30, 2003          June 30, 2002
                                                                           -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  ($   338,000)        $        11,000

Adjustments to reconcile net income
     to net cash provided by (used in)
Operating Activities:
     Depreciation and amortization                                               178,000                 191,000
     Gain on sale of property, plant and equipment                                 -----                 (34,000)
     Provision for deferred income taxes                                          70,000                   -----
   (Increase) decrease in:
     Accounts receivable                                                        (403,000)             (2,064,000)
     Inventories                                                              (2,551,000)             (3,307,000)
     Income tax receivable                                                      (176,000)                 86,000
   Increase (decrease) in:
     Accounts payable                                                          1,157,000                (460,000)
     Warranty Allowance                                                          (64,000)                121,000
     Accrued legal                                                              (268,000)                (11,000)
     Dealer incentives                                                           (69,000)               (136,000)
     Other assets and liabilities                                               (312,000)                855,000
                                                                            -------------          --------------
     Net cash provided by (used in) operating activities                      (2,776,000)             (4,748,000)
                                                                            -------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                           (1,058,000)               (143,000)
Proceeds from sale of property and equipment                                       -----                 159,000
                                                                            ------------           -------------

     Net cash provided by (used in) investing activities                      (1,058,000)                 16,000
                                                                            -------------          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt                                                     (40,000)                (17,000)
Repayments on short-term notes                                                     -----                (222,000)
Proceeds (Repayment) on chassis vendor line of credit                         (1,696,000)               (795,000)
Proceeds from redevelopment agency                                               300,000                   -----
Proceeds received for purchase of equipment                                       98,000                   -----
Proceeds from loan receivable on exercise of stock options                         -----                   5,000
Repurchase and retirement of stock                                              (326,000)                  -----
                                                                            -------------          --------------

     Net cash used in financing activities                                    (1,664,000)             (1,029,000)
                                                                            -------------          --------------
NET CASH FLOWS FROM DISCONTINUED OPERATIONS                                      199,000                 132,000
NET INCREASE (DECREASE) IN CASH                                               (5,299,000)             (5,629,000)
BEGINNING CASH BALANCE                                                         5,757,000               8,662,000
                                                                            ------------            ------------
ENDING CASH BALANCE                                                         $    458,000            $  3,033,000
                                                                            ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period                                             $     74,000            $     33,000

Supplemental Disclosure of Non-Cash Financing Activities:
Notes payable for insurance policies                                             475,000                   -----





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

6.   Inventory                      June 30, 2003                June 30, 2002
                                    -------------                -------------

       Chassis                       $  3,922,000                $  6,165,000
       Raw Materials                    2,649,000                   3,730,000
       Work-in-Progress                 2,832,000                   1,752,000
       Finished Goods                   8,196,000                   4,206,000
                                    -------------               -------------
         Total                        $17,599,000                 $15,853,000
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

Item 2. - Management Discussion and Analysis of Financial Condition and Results
------    of Operations.

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

Results of Operations
--------------------

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002.

Revenues - three months ended June 30, 2003 compared to the three months ended
--------
June 30, 2002

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

Gross Profit - three months ended June 30, 2003 compared to the three months
------------
ended June 30, 2002

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

Selling, General, Administrative and Other Expenses - three months ended June
---------------------------------------------------
30, 2003 compared to the three months ended June 30, 2002

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

Income Taxes - three months ended June 30, 2003 compared to the three months
------------
ended June 30, 2002

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

Revenues - six months ended June 30, 2003 compared to the six months ended June
--------
30, 2002

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

Gross Profit - six months ended June 30, 2003 compared to the six months ended
------------
June 30, 2002

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

Selling, General, Administrative and Other Expenses - six months ended June 30,
---------------------------------------------------
2003 compared to the six months ended June 30, 2002

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

Income Taxes - six months ended June 30, 2003 compared to the six months ended
------------
June 30, 2002

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

As of June 30, 2003, the Company had a $437,320 Reserve Line of Credit with a bank, which has been set aside as an Irrevocable Standby Letter of Credit for the Company to meet the requirements for Self-Insurance established by the Department of Industrial Relations which regulates Worker's Compensation Insurance in California. Because Rexhall had never drawn from the previous line of credit, and due to the costs associated with maintaining a higher line of revolving credit, Rexhall reduced its line from $2,500,000 to $437,320 during the second quarter. The interest rate is the prime rate plus 1% (5.00% at June 30, 2003). The Line expires on September 27, 2003.

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

New Accounting Pronouncements
------------------------------

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

Item 3. - Quantitative and Qualitative Disclosure About Market Risk
------

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

Item 4. - Controls and Procedures
------

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


PART II - OTHER INFORMATION
          ----------------

Item 1. Legal Proceedings - The Company is a defendant in various legal
        -----------------
proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations.

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

Item 2.  Exhibits and Reports On Form 8-K
------------------------------------------

(a)      Exhibits

         31.1 Certification of the Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

         32.1   Certification pursuant to Rule 13a-14(b) and 18 U.S.C.
                Section 1350.


(b) Reports on Form 8-K

         Three reports on Form 8-K were filed during the period covered by this Report.

o An 8-K dated April 21, 2003 was filed on April 21, 2003 reporting matters under Item 12.

o An 8-K dated May 6, 2003 was filed on May 6, 2003 reporting matters under Item 5.

o An 8-K dated May 20, 2003 was filed on May 20, 2003 reporting matters under Item 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By        /S/ William J. Rex
  ----------------------------------
(Signature and Title)*
William J. Rex,
President and CEO
Chairman of the Board and Interim Chief Financial Officer
Date: August 14, 2003