Form 10-Q
period 2003-09-30
REXHALL INDUSTRIES INC
filed 2003-11-14
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter End September 30, 2003    Commission file number: 0-17824

REXHALL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

California          95-4135907
       (State of Incorporation)    (IRS Employer Identification No.)

46147 7 th Street West, Lancaster, California 93534
(Address of principal executive offices) (Zip Code)

(661) 726-0565
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X  .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,872,700 as of November 12, 2003.

REXHALL INDUSTRIES, INC.
INDEX

PART I – FINANCIAL INFORMATION     PAGE NUMBER

Item 1. Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and September 30, 2002	2-3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	4
Notes to Condensed Consolidated Financial Statements	5-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-12
Item 3. Quantitative and Qualitative Disclosure about Market Risks	12

Item 4. Controls and Procedures	12

PART II – OTHER INFORMATION Legal Proceedings Exhibits and Reports on Form 8-K Signatures Financing Agreement with GE Capital Officer Certifications	12 13 14 15-21 22-24

As used in this Report, "we," "us," "our," "Rexhall" or the "Company" refer to Rexhall Industries, Inc. and, where applicable, its consolidated subsidiary.

- ii -

PART I – FINANCIAL INFORMATION
Item 1. – Condensed Consolidated Financial Statements
REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2003	December 31, 2002

ASSETS

CURRENT ASSETS
Cash	$382,000	$5,757,000
Accounts Receivables, net	3,929,000	2,251,000
Income Tax Receivable	536,000	360,000
Inventories	14,350,000	15,049,000
Deferred Income Taxes	680,000	1,003,000
Other Current Assets	1,373,000	139,000
Current Assets of Discontinued Operations	-----	182,000

TOTAL CURRENT ASSETS	$21,250,000	$24,741,000
Property and Equipment at Cost Net of Accumulated Depreciation	5,798,000	5,021,000
Property Held for Sale	-----	-----
Other Assets	152,000	152,000
Non-Current Assets of Discontinued Operations	-----	37,000

TOTAL ASSETS	$27,200,000	$29,951,000

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,270,000	$1,622,000
Chassis Vendor Line of Credit	1,908,000	3,381,000
Notes Payable and Current Portion of Long-Term Debt	62,000	36,000
Accrued Warranty	894,000	991,000
Accrued Legal	754,000	1,250,000
Accrued Dealer Incentives	534,000	638,000
Other Accrued Liabilities	1,316,000	1,750,000
Accrued Compensation and Benefits	213,000	472,000
Current Liabilities of Discontinued Operations	_ -----	20,000

TOTAL CURRENT LIABILITIES	7,951,000	10,160,000

Long-Term Debt, less Current Portion	950,000	634,000

TOTAL LIABILITIES	8,901,000	10,794,000

STOCKHOLDERS' EQUITY
Preferred Stock - no par value,
Authorized, 1,000,000 shares;
no shares outstanding at September 30, 2003
and December 31, 2002	-----	-----
Common Stock - no par value,
Authorized, 10,000,000 shares;
issued and outstanding
5,872,700 at September 30, 2003
and 6,038,000 December 31, 2002	5,580,000	5,906,000
Retained Earnings	12,719,000	13,251,000

TOTAL STOCKHOLDERS' EQUITY	18,299,000	19,157,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,200,000	$29,951,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30, 2003	September 30, 2002

Net Revenues	$10,823,000	$12,872,000
Cost of Sales	9,559,000	11,830,000

Gross Profit	$1,264,000	$1,042,000
Operating Expenses:
Selling, General, Administrative Expenses and Other Expenses	1,829,000	2,559,000

Income/(Loss) before Income Taxes	(565,000)	(1,517,000)
Income Tax (Expense)/Benefit	361,000	610,000

Net Income/(Loss)	$(204,000)	$(907,000)

Basic and Diluted Income/(Loss) - Per Share	$(.03)	$(0.15)
Weighted Average Shares Outstanding Basic and Diluted	5,872,700	6,060,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Nine Months Ended
September 30, 2003	September 30, 2002

Net Revenues	$33,411,000	$49,243,000
Cost of Sales	29,286,000	44,524,000

Gross Profit	$4,125,000	$4,719,000
Operating Expenses:
Selling, General, Administrative Expenses and Other Expenses	5,246,000	6,213,000

Income/(Loss) before Income Taxes	(1,121,000)	(1,494,000)
Income Tax (Expense)/Benefit	579,000	598,000

Net Income/(Loss)	$(542,000)	$(896,000)

Basic and Diluted Income/(Loss) - Per Share	$(0.09)	$(0.15)
Weighted Average Shares Outstanding Basic and Diluted	5,872,700	6,060,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	($ 542,000)	$(896,000)

Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	288,000	285,000
Gain on sale of property, plant and equipment	-----	(34,000)
Provision for deferred income taxes	323,000	-----
(Increase)/Decrease in:
Accounts receivable	(1,678,000)	28,000
Inventories	699,000	(4,287,000)
Income tax receivable	(176,000)	(524,000)
Increase/(Decrease) in:
Accounts payable	648,000	(1,241,000)
Warranty allowance	(97,000)	217,000
Accrued legal	(496,000)	(11,000)
Dealer incentives	(104,000)	(52,000)
Other assets and liabilities	(1,933,000)	1,153,000

Net cash provided by/(used in) operating activities	(3,068,000)	(5,362,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,065,000)	(143,000)
Proceeds from sale of property and equipment	-----	159,000

Net cash provided by/(used in) investing activities	(1,065,000)	16,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(40,000)	(26,000)
Repayments on short-term notes	-----	(254,000)
Proceeds/(repayment) on chassis vendor line of credit	(1,473,000)	1,857,000
Proceeds from redevelopment agency	300,000	-----
Proceeds received for purchase of equipment	98,000	-----
Proceeds from loan receivable on exercise of stock options	-----	7,000
Repurchase and retirement of stock	(326,000)	(153,000)

Net cash used in financing activities	(1,441,000)	1,431,000

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	199,000	140,000
NET INCREASE/(DECREASE) IN CASH	(5,375,000)	(3,775,000)
BEGINNING CASH BALANCE	5,757,000	8,662,000

ENDING CASH BALANCE	$382,000	$4,887,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period	$96,000	$56,000

Supplemental disclosure of non-cash financing activities: Notes payable for insurance policies	475,000	-----

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2003

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

For further information refer to the Financial Statements and footnotes included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

  Inventory

	September 30, 2003	September 30, 2002

Chassis	$4,448,000	$7,472,000
Raw Materials	2,749,000	2,619,000
Work-in-Progress	1,660,000	1,475,000
Finished Goods	5,493,000	5,267,000

Total	$14,350,000	$16,833,000

  Discontinued Operations

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory and other R.V.’s were sold, at a discount, to another dealership in Arizona. The remaining assets were absorbed into Rexhall Industries, Inc. in 2003.

  Property & Equipment

In January 2003, the Company completed the purchase of 12.48 acres of land adjacent to its headquarters in Lancaster, California. The Company paid $564,448 in cash and issued a promissory note for $300,000 for a total of $864,448. The Agreement with the City of Lancaster would allow the promissory note to be forgiven in total or in part based upon a formula for providing jobs. Although the Company anticipates meeting hiring requirements for the debt forgiveness, the full $300,000 is reflected as long-term debt in the Company’s financial statements. The Company plans to build a new facility on this land so that it can produce its own diesel chassis with a new motorhome concept to be built on that chassis.

Due to changes in the Company’s manufacturing process necessitated by its introduction of the new line of T-Rex motorhomes and redesign of it’s standard product, late introduction of the T-Rex, and low sales, the Company has postponed any expansion plans until after 2003. However, the Company believes that it may be able to begin construction of the new facility as early as the second quarter of 2004 depending on market and economic conditions. The total anticipated cost of this expansion is projected to be approximately $5,000,000. Although Rexhall has typically funded its land purchases and development with cash flow from operations, it might consider financing all or part of the expansion costs, depending on market and economic conditions.

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

Legal Accrual

The Company’s current estimated range of liability related to some of the pending litigation is accrued based on claims for which it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise the estimates. Such revisions in the estimates of the potential liability could materially impact the results of operation and financial position.

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

Revenues – 2003 compared to 2002

Net revenues for the quarter ended September 30, 2003 were $10,823,000 as compared to $12,872,000 for the same quarter in 2002. This represents a 16% decrease from the prior year. Net units sold for the quarter ended September 30, 2003 were 130 compared to 155 for the quarter ended September 30, 2002, a 16% decrease. Wholesale shipments of the Company’s gas motorhomes were down 7%, while diesel shipments were down 43% when compared to last year’s third quarter.

While sales continued to be below prior year levels, revenues in the third quarter of 2003 increased approximately 12% from revenues in the second quarter of 2003. Management believes that this increase could indicate that Rexhall’s results of operations are being positively impacted by management’s recent efforts to improve the Company’s overall image and product line.

Gross Profit – 2003 compared to 2002

Gross profit increased to $1,264,000 from $1,042,000 for the same quarter in 2002, which is an increase of $222,000 or 21%. Gross margin was 11.7% as compared to 8.1% last year. The increase in gross margin was primarily attributable to decreases in dealer incentives and direct labor cost per unit. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses – 2003 compared to 2002

Selling, General, Administrative and Other Expenses from continuing operations decreased by approximately $730,000 from the third quarter of 2002 to the third quarter of 2003. Selling, general, administrative and other expenses decreased to 16.9% as a percentage of sales when compared to 19.9% for the quarter ended September 30, 2002. The decrease is largely attributable to a non- recurrence of legal and accounting costs incurred in the third quarter of 2002 associated with the restatement of the Company financial results for the first quarter of 2002 and the subsequent investigation of the facts and events surrounding the Company’s restatement of its results of operations for the first quarter ended March 31, 2002. This reduction was partially offset by research and development costs related to the Company’s new line of T-Rex motorhomes and redesign of it’s current product incurred in the third quarter of 2003.

Income Taxes – 2003 compared to 2002

Income tax benefit was $361,000 for the quarter ended September 30, 2003 as compared to a benefit of $610,000 in the same quarter of 2002. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Revenues – 2003 compared to 2002

Net revenues for the first nine months ended September 30, 2003 were $33,411,000 as compared to $49,243,000 for the first nine months of 2002. This represents a 32% decrease from the prior year. Net units sold for the nine months ended September 30, 2003 were 390 compared to 598 for the nine months ended September 30, 2002, a 35% decrease. Wholesale shipments of the Company’s gas motorhomes were down 30%, while diesel shipments were down 51%.

Gross Profit – 2003 compared to 2002

Gross profit decreased to $4,125,000 from $4,719,000 for the same nine-month period in 2002, which is a decrease of $594,000 or 13%. Gross margin was 12.3% as compared to 9.6% last year. The increase in gross margin was primarily attributable to decreases in dealer incentives, material cost and direct labor per unit, partially offset by increased manufacturing overhead expense. Management expects the margins to hold or improve, but there are no assurances due to the uncertain direction of the RV industry fundamentals and competition within the industry.

Selling, General, Administrative and Other Expenses – 2003 compared to 2002

Selling, General, Administrative and Other Expenses decreased by approximately $967,000 from the first nine months of 2002 to the first nine months of 2003. Selling, general, administrative and other expenses increased to 15.7% as a percentage of sales when compared to 12.6% for the nine months ended September 30, 2002. The increase is primarily attributable to the decrease in sales base coupled with increases to research and development expense, partially offset by the non-recurrence of legal and accounting costs incurred in 2002 associated with the restatement of the Company financial results for the first quarter of 2002 and the subsequent investigation of the facts and events surrounding the Company’s restatement of its results of operations for the first quarter ended March 31, 2002.

Income Taxes – 2003 compared to 2002

Income tax benefit was $579,000 for the nine months ended September 30, 2003 as compared to a benefit of $598,000 in the first nine months of 2002. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of September 30, 2003, the Company had working capital of $13,299,000, compared to $14,581,000 at December 31, 2002. The $1,282,000 decrease in working capital is primarily due to a $5,375,000 decrease in cash, a $182,000 decrease in current assets of discontinued operations, a $699,000 decrease in inventory, and a $648,000 increase in accounts payable, partially offset by a $1,678,000 increase in accounts receivable, a $1,234,000 increase in other current assets, a $1,473,000 decrease in the chassis vendor line of credit, a $496,000 decrease in accrued legal, and a $434,000 decrease in other liabilities.

Capital expenditures during the first nine months of 2003 were $1,065,000. Management does not anticipate additional capital expenditures during the remaining half of 2003.

As of September 30, 2003, the Company had eliminated its entire $2,500,000 Line of Credit with a bank, which included an Irrevocable Standby Letter of Credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates Worker’s Compensation Insurance in California. Because Rexhall had never drawn from this line of credit, and due to the costs and liability associated with maintaining a line of revolving credit, Rexhall eliminated its line during the second and third quarters. The requirements for self-insurance are now being met through the California Self Insurer’s Security Fund and its Alternative Security Program (ASP). Under the ASP, the fund will arrange for a composite security deposit for participating self-insurers rather than rely on such members to arrange for their security deposits on an individual basis. The Company’s covered deposit under this plan is $711,427.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company ("FMCC"), with a $3,500,000 limit. This limit reflects a reduction from $5,000,000 during the first quarter of 2003. This line of credit reduction was due to an analysis by FMCC of the Company’s needs based on historical financing requirements. FMCC determined that the new $3,500,000 limit would be enough to meet the Company’s future financial requirements. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.00% at September 30, 2003). All borrowings are secured by the Ford merchandise. The outstanding balance at September 30, 2003 was $1,908,000.

Additionally, beginning in the third quarter 2003, the Company established a financing agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis. The limit on this line of credit is $1,600,000. Borrowings under this line of credit bear interest at the rate of prime plus 1% (5.00% at September 30, 2003). The chassis purchased from Workhorse secure borrowings under this line of credit. The outstanding balance under this line of credit was nil at September 30, 2003.

In January 2003, the Company completed the purchase of 12.48 acres of land adjacent to its headquarters in Lancaster, California. The Company paid $564,448 in cash and issued a promissory note for $300,000 for a total of $864,448. The Agreement with the City of Lancaster would allow the promissory note to be forgiven in total or in part based upon a formula for providing jobs. Although the Company anticipates meeting hiring requirements for the debt forgiveness, the full $300,000 is reflected as long-term debt in the Company’s financial statements. The Company plans to build a new facility on this land so that it can produce its own diesel chassis with a new motorhome concept to be built on that chassis.

Due to changes in the Company’s manufacturing process necessitated by its introduction of the new line of T-Rex motorhomes and redesign of it’s standard product, late introduction of the T-Rex, and low sales, the Company has postponed any expansion plans until after 2003. However, the Company believes that it may be able to begin construction of the new facility as early as the second quarter of 2004 depending on market and economic conditions. The total anticipated cost of this expansion is projected to be approximately $5,000,000.

The Company anticipates that it will be able to satisfy its ongoing cash requirements through 2003 and beyond, primarily with cash flows from operations and chassis purchase lines of credit. However, although Rexhall has typically funded its land purchases and development with cash flow from operations, depending on market conditions, it might consider external financing of all or part of the expansion costs required for construction of a new facility on the raw land adjacent to its headquarters in Lancaster, California.

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the nine months ended September 30, 2003 and 2002, the Company repurchased approximately $1,630,000 and $1,585,000 respectively, (wholesale value) of motorhomes under these agreements. At September 30, 2003 and 2002, approximately $20,900,000 and $24,700,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that under certain conditions require the repurchasing of motorhomes whenever a dealership is terminated.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Exit or Disposal Activities . The Statement was the second and final phase of the project to replace SFAS No. 121 and focuses on the accounting for costs associated with a disposal activity. The first phase was completed in August 2001 with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), amending FASB Statement No. 123 , Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company was required to adopt SFAS No. 143 and 146 on January 1, 2003. However, the new pronouncements are not expected to have an effect on the Company's financial position or operating performance.

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

Forward-Looking Statements

Some of the information in this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms and other comparable terminology. These statements are only predictions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors including the risks faced by us described below. For example, our expectations regarding our new product line and the introduction and sales of our new T-Rex Double & Wide motorhomes are forward-looking statements. Further, management’s belief that the increase sales in the third quarter of 2003 over the second quarter of 2003 could indicate that Rexhall’s results of operations are being positively impacted by management’s recent efforts to improve the Company’s overall image and product line and its expectations regarding the maintenance or improvement of Rexhall’s gross margin are forward-looking statements. A market may not exist for the new T-Rex motorhome or our new coaches may not adequately respond to market trends or appeal to the mass market. If a market does not develop for our new motorhomes or if we fail to receive sufficient orders for them, our sales may decline and our business and operating results could be seriously harmed. Even if the market for these motorhomes does develop, it may not grow at an adequate pace. Moreover, we may not be able to predict precisely the time and expense required to overcome unexpected production problems and to ensure production within the time limits we expect, or the reliability and high quality of the coach at an acceptable cost. Increased costs and other difficulties associated with manufacturing these motorhomes such as our inability to obtain critical parts and components from suppliers timely or at all could have a negative impact on our sales during particular periods and on our future gross margins. Rexhall’s business is seasonal and cyclical. Most of Rexhall’s competitors are substantially larger, and many of its suppliers and dealers have greater economic power, so that the volume and prices of both supplies and sales may be adversely affected by competitive action. In addition to the these factors, our financial results and condition could be affected by the availability and price of gasoline and diesel products, which can impact the sale of recreational vehicles; the availability of chassis, which are used in the production of our motor coaches; interest rates, which affect the affordability of the Company's motorhomes; changing accounting standards and government regulations, such as those covering accounting practices, environmental matters or product warranties and recalls, which may affect costs of operations, revenues, product acceptance and profitability; legislation governing the relationships of the Company with its recreational vehicle dealers, which may affect the Company's alternatives and liabilities; the impact of economic uncertainty on high-cost discretionary product purchases, which can hinder the sales of recreational vehicles; Other factors that may affecting forward-looking statements include adverse weather, changes in property taxes and energy costs and changes in federal income tax laws; further developments in the war on terrorism and related international crises; and other risks and uncertainties.

Item 3. - Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company’s operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company’s financial condition, results of operations or cash flows for the next fiscal year.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report on Form 10-Q , we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act . Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-Q, our Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings .

Changes in Internal Controls
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -The Company is a defendant in various legal proceedings from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations.

The Company has learned that the staff of the Securities and Exchange Commission is conducting an investigation relating to the Company. The Company believes that the investigation primarily relates to the facts and events surrounding the Company’s restatement of its results of operations for the first quarter ended March 31, 2002. The Company is cooperating with the staff in connection with the investigation .

Item 6.  Exhibits and Reports On Form 8-K

  (a)  Exhibits

    10.1    Financing Agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis.

    31.1    Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

    31.2    Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

    32.1    Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

  (b)  Reports on Form 8-K

  One report on Form 8-K/A was filed during the period covered by this Report.
    An 8-K/A dated December 30, 2002 was filed on September 15, 2003 reporting matters under Item 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By  /S/ William J. Rex
William J. Rex
President and CEO
Chairman of the Board
Date: November 14, 2003

By  /S/ Michael R. Pieper
Michael R. Pieper
Chief Financial Officer
Date: November 14, 2003

