Form 10-K
period 2003-12-31
REXHALL INDUSTRIES INC
filed 2004-04-14
CIK 850476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003
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

Registrant’s telephone number, including area code: (661) 726-0565

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter — $6,146,895 (As of June 30, 2003).

As of April 12, 2004 there were 5,872,700 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Business

     Rexhall Industries, Inc. (the “Company”) designs, manufactures and sells to dealers Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities. The Company began operations in July 1986 as a general partnership and conducted business in that form until December 31, 1986, when the assets and business of the partnership were contributed to Rexhall Industries, Inc., a California corporation, which assumed the liabilities of the partnership. Rexhall Industries, Inc. was incorporated in California in June 1986, but except for organizational activities, conducted no operations until January 1, 1987. As used herein, the “Company” refers to Rexhall Industries, Inc. and its wholly-owned subsidiary, Price I, Inc. Price I, Inc. which the Company organized in June 2000 to operate a retail dealership for Class A motorhomes and other recreational vehicles, ceased retail operations in December 2000 and then ceased all other operations (consisting of operating a service facility) in December 2003.

     The following are trademarks of the Company: Rexhall®, RoseAir, RexAir®, Aerbus™, Vision®, American Clipper™, Anthem™, Concord™, Minibus™, EntrySlide™, and T-Rex Double & Wide™.

     The Company produces all of its products from its manufacturing facility in Lancaster, California, which also serves as its corporate headquarters. These facilities and the Company’s corporate headquarters are located at 46147 7th Street West, Lancaster, CA 93534 and the Company’s telephone number is (661) 726-0565.

Class A Motorhomes

     Based upon industry standards established by the Recreation Vehicle Industry Association (“RVIA”), the Company manufactures certain product lines classified as conventional or Class A motorhomes. Conventional or Class A motorhomes are self-powered vehicles built on a motor vehicle chassis, with engine and drive train components which are supplied by a motor vehicle manufacturer, such as Ford Motor Co., Spartan Motors Chassis, Inc. and Workhorse Custom Chassis LLC. The interior of the completed vehicle typically includes a kitchen and bathroom, as well as drivers, dining and sleeping areas. Class A motorhomes are self-contained with their own electrical generation, lighting, heating, cooking and refrigeration facilities, waste disposal and water storage tanks, permitting occupancy without requiring connection to utilities. While not designed or intended as permanent housing, Class A motorhomes do provide comfortable living quarters for short periods, particularly for people interested in travel and outdoor recreational activities.

     Class A motorhomes are different from mobile homes, which are manufactured housing designed for permanent or semi-permanent residential dwelling and, although movable, are not used for transportation. Class A motorhomes are also different from other recreational vehicles, such as Class B van campers, which are smaller and do not provide all of the features that typically are standard on Class A motorhomes; Class C mini-low profile and compact motorhomes, which are built on a van or small truck chassis that is supplied with an engine and finished cab section and are differentiated by size; and travel trailers, which are non-motorized vehicles designed to be towed by automobiles, pick-up trucks and vans, and generally by law may not be used as living quarters unless stationary. Travel trailers are further classified as conventional, fifth wheel and hybrid, and are generally differentiated by the method and vehicle employed for towing, their size, configuration and use. Other recreational vehicle categories include folding camping trailers, park trailers, truck campers, and van conversions.

     As Class A motorhomes are self-contained with kitchen, bathroom facilities and sleeping quarters, it is eligible to be treated as a “qualified residence” under the Internal Revenue Code of 1986, as amended. Thus, as in the case of other recreational vehicles suitable for overnight use, a purchaser may generally deduct interest on debt incurred to acquire a Class

A motorhome provided the purchaser designates and uses it as one of no more than two residences and otherwise meets the requirements of the Internal Revenue Code of 1986.

Industry

Based on information furnished in March 2004 by the Recreation Vehicle Industry Association in Reston, Virginia, the following table sets forth comparisons of units and dollar sales of all recreational vehicles and Class A motorhomes in the United States compared with units and dollar sales of the Company during the years ended December 31, 2003, 2002 and 2001:

		% Change		% Change
	Unit	From Prior	Revenues	From Prior
	Sales	Year	(000)	Year
Total Recreational Vehicles
2003	377,800	(0.2%)	$11,509,273	5.9%
2002	378,700	18.0%	$10,868,487	24.1%
2001	321,000	(23.3%)	$8,760,483	(20.8%)
Class A Motorhomes
2003	41,500	4.8%	$4,775,281	11.0%
2002	39,600	18.6%	$4,302,382	23.4%
2001	33,400	(18.5%)	$3,486,492	(9.5%)
Rexhall Industries, Inc. (1)
2003	448	(41.3%)	$38,892	(38.6%)
2002	763	5.2%	$63,303	11.7%
2001	725	(20.3%)	$56,680	(15.3%)

(1)	All Company data is reported net of repurchases

     Approximately 77 million Americans were born between the years of 1946 and 1964. Commonly known as “baby boomers”, the Company believes that baby boomers have been the historical group of potential Class A motorhome purchasers. Although the typical Class A motorhome buyers are over the age of 60, increasing disposable income in the 40 to 60 year old age group is expanding the potential Class A market. The Company’s continued product development combined with the unified efforts of the recreational vehicle industry as a whole to capture the attention of the 40 year old and greater population heralds the future growth potential of the Company’s target market.

The Company’s Motorhomes

     The Company’s motorhomes are built with attention to quality. The materials used by the Company in constructing its motorhomes are commonly found on more expensive models and, in the opinion of management, generally are superior to those found on motorhomes in the same price range as the Company’s motorhomes. The Company uses only steel, as opposed to wood or aluminum, in framing its cage. The Company uses gel-coated, high gloss, one-piece fiberglass panels for the sidewalls, and molded fiberglass front caps, rear caps and roofs, which are construction techniques used in more expensive motorhomes and eliminating many of the seams commonly found in most motorhomes. Fiberglass is generally easier to repair collision marks and scrapes than aluminum, which is the other material commonly used in sidewall construction. The Company uses polyurethane foam and polystyrene for insulation.

     The Company’s motorhomes are also built with attention to aerodynamics, by using a streamlined bus-style front cap that tapers to a width broader at the junction with the sidewalls than at the leading edge of the nose. This styling, coupled with rounded corners throughout the coach, contributes to a smooth ride, even in high winds or when large trucks or trailers pass the motorhome.

     The Company currently offers five lines of Class A motorhomes: RoseAir™, RexAir®, Aerbus™, American Clipper™ and Vision®. The Company’s Class A line offers many models and floor plans with multiple decors. These various models come with the following chassis and engine types:

•	Ford F-53 chassis with a 310 H.P. 6.8L Triton sequential electronic fuel injection (SEFI) gas engine

•	Workhorse chassis with a 340 H.P. V8 General Motors Vortec 8100 (L18) gas engine

•	Spartan Mountain Master chassis with a 300, 350 or 370 H.P. 8.3 liter ISC diesel engine

•	Workhorse chassis with a 400 H.P. 8.9 liter Cummins ISL turbocharged electronic diesel engine

     Models range in size from an overall length of approximately 27 feet to approximately 40 feet with wheelbase ranging from 178 inches to 252 inches. All models have an overall maximum width of eight and one half feet (102” widebody) with a height (including air conditioner) of approximately thirteen feet.

     In addition to size of chassis, RoseAir™, RexAir®, Aerbus™, American Clipper™ and Vision® models are differentiated by exterior graphics, floor plans and sleeping accommodations. Depending on the model, each motorhome is equipped to sleep four to six adults comfortably. Standard features and equipment on all the Company’s models include a 75 or 100 gallon fuel tank (depending on chassis and model), halogen headlights, dash air conditioning, power steering, automatic transmission, radial tires, stabilizing air bags, 34,000 or 35,000 BTU furnace, water heater, batteries mounted on a slide-out tray for easy access and service, and a powered entry step. Standard interior features include a double-door, flush-mounted refrigerator/freezer, a three-burner range with automatic pilot light, a large two-bowl kitchen sink, a toilet, a fiberglass shower surround, a bathroom sink, coordinating designer accents, and day/night shades. Additional standard equipment includes a television with antenna, an AM/FM stereo radio with cassette player, auxiliary power generators, a microwave oven, roof air conditioners, and a videocassette recorder. Optional equipment items that may be ordered include a back up camera, washer and dryer, hydraulic leveling jacks, electric and heated mirrors, 50 AMP service, entertainment center, satellite dish, patio awning, ducted roof air conditioning, dual-pane windows, and a simulated fireplace. Some models may vary in standard equipment.

     In third quarter of 2003, the Company announced its new T-Rex Double & Wide floor plan. Available in both gas and diesel models, the T-Rex incorporates slideouts that extend nearly the length of the motorhome on both sides, from behind the driver’s and passenger’s seats, to the rear cap. When fully extended, the opposing slides provide a considerable increase (nearly double) to the interior space without compromising safety, structural integrity or value.

     The suggested retail prices of the Company’s diesel models range from $148,000 to $206,000 with standard equipment, while the suggested retail prices for the Company’s gas models range from $76,000 to $132,000 with standard equipment.

Specialty Vehicles

     In addition to its line of Class A motorhomes, the Company also manufactures and sells specialty vehicles. These vehicles are designed for diverse purposes and varied users, some of which include mobile command posts for police and fire departments, and mobile classrooms. Some of the Company’s specialty units are also modified to be wheelchair accessible. During 2003, 2002, and 2001, sales of specialty vehicles amounted to less than 1% of total revenues. Although the Company has no intention of phasing out its specialty vehicle business, it anticipates that such business will continue to constitute a low percentage of the Company’s overall revenues in the future.

Production

     The Company’s manufacturing facility has been designed to permit production of motorhomes on an assembly-line basis. At the beginning of the line, in an effort to achieve uniformity, a partial steel cage is pre-assembled on a jig. The steel cage is welded together on the jig, which is then welded to a wall that is welded directly to the chassis to form what the Company terms a “uni-body” design. Steel outriggers are welded in place to support floor and basement storage compartments.

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

     The Company manufactures its own driver-side doors, compartment doors, cabinetwork, draperies, and fiberglass parts and also makes some of the furniture used in its motorhomes. The Company expects to continue this practice of producing many of the components used in the manufacturing of its motorhomes as long as such practice is practical and results in cost savings and better quality.

     The Company operated one production shift, producing an average of 38 units per month during 2003. Total gross units produced in 2003 were 456 units. Increases in production can be achieved at a relatively low incremental cost on the existing production shift by increasing the number of production employees.

Raw Materials and Chassis

     The principal raw materials used in the manufacturing process are steel, fiberglass, aluminum, lumber, plywood and plastic. These materials are purchased from third parties and are generally available from numerous sources. The Company has not experienced any significant delays or problems in acquiring raw materials needed for production.

     The principal component used in the manufacturing process is the chassis, which includes the engine and drive train. The Company obtains front-engine gas chassis from Ford Motor Company (Ford) and Workhorse Custom Chassis, LLC (Workhorse). Rear-engine diesel chassis are purchased from Workhorse Custom Chassis, LLC (Workhorse) and Spartan Motors Chassis (Spartan). The Company acquires Ford products under a converter’s agreement, which is used by the Company to purchase the chassis with financing provided by the supplier’s affiliate. The financing provided to obtain Ford chassis under the converter’s agreement bears interest at the prime rate plus 1% (5.00% at December 31, 2003) and is secured by the Ford chassis obtained. Upon starting production of the motorhome, or 90 days after receipt of chassis, whichever comes first, the Company is required to pay to the lender the amount advanced for the purchase of the underlying chassis plus accrued interest. Similarly, the Company acquires its Workhorse products under a financing agreement with GE Capital Corporation (GE). The financing agreement with GE bears interest at the prime rate plus 1% (5.00% at December 31, 2003) and is secured by the Workhorse chassis obtained. The Company is required to pay the lender the amount advanced plus accrued interest upon the earliest to occur of starting production of the motorhome, or 120 days. The terms of sale for the chassis purchased from Spartan are on net 30-day basis.

     As is standard in the industry, arrangements with chassis suppliers provide that either the Company or the chassis supplier may terminate their relationship at any time. To date, the Company has not experienced any substantial shortages of chassis. The recreational vehicle industry as a whole has from time to time experienced shortages of chassis due to the concentration or allocation of available resources by suppliers of chassis to the manufacturers of vehicles other than recreational vehicles or for other causes. If Ford were to discontinue the manufacturing of motorhome chassis or substantially reduce the current chassis allocation, or if as a group all of the Company’s chassis suppliers significantly reduced the availability of chassis to the industry, the Company’s business and financial results could be materially adversely affected.

Sales and Distribution

     The Company sells motorhomes in most of the states in the continental United States. Additionally, the Company sells to dealers in Canada and Europe. Sales outside the U.S. were less than $1 million during each of the last three years. Consistent with industry practice, most of the Company’s dealers also stock previously owned recreational vehicles and carry recreational vehicles manufactured by competitors. For information on sales to dealers accounting for 10 percent or more of the Company’s total net revenues, see Note 8 to Notes to Consolidated Financial Statements.

     Sales are usually made to dealers on terms requiring payments within ten days or less of the dealer’s receipt of the unit. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome to the Company upon shipment to the dealer. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed. Dealers do not have the right to return motorhomes to the Company, except by statute in some states. For information on the Company’s contingent liability and repurchase history, see Note 7 to Notes to Consolidated Financial Statements.

Advertising and Promotion

     The Company advertises its motorhomes to consumers in recreational vehicle magazines and to dealers in trade publications, and uses point-of-purchase promotional materials. Its promotional activities generally consist of participation at major recreational vehicle shows (e.g., the California RV Show in Pomona, California; the RVIA Trade Show in Louisville, Kentucky; and the Tampa Super Show in Florida) held during the year, as well as local recreational vehicle shows held by its dealers. The company also advertises its product on the World Wide Web under the following site: http://www.rexhall.com. E-Mail responses from consumers show great promise for this advertising medium.

Seasonality and Backlog

     The recreational vehicle business generally has been seasonal with most sales occurring in the months of February through October, with sales from November through January generally being considerably slower. Generally, the Company’s sales follow the industry’s pattern.

     Historically, the Company has not maintained a significant inventory of finished motorhomes. Production is based on dealer orders and shipments that usually occur within four to eight weeks of the receipt of an order. At December 31, 2003, 2002 and 2001, the Company’s backlog of dealer orders, which it believed were firm, were $2,820,000, $4,205,000 and $15,133,000, respectively. The Company believes that backlog is not necessarily a reliable indication of future sales because dealer orders fluctuate and, by industry customs, may be canceled without penalty.

Product Warranty

     The Company currently provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles, and a limited structural warranty on the steel cage for five years or 50,000 miles. Both are measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company’s warranty excludes certain specified components, including chassis, engines and power train, which are warranted separately by the suppliers. Warranty expense was $1,755,000, $1,904,000, and

$1,070,000 for the years ended December 31, 2003, 2002 and 2001 respectively. In most cases, warranty work is performed by a member of the Company’s dealer network or by the Company’s own service facility.

Competition

     Competition in the manufacture and sale of motorhomes and other recreational vehicles is intense. The Company has been manufacturing Class A motorhomes for over 17 years and competes with many manufacturers of recreational vehicles, such as Coachmen Industries, Fleetwood Enterprises, Monaco Coach Corporation, National RV Holdings, Thor Industries, and Winnebago Industries. Several of the Company’s competitors have multiple product lines of Class A motorhomes and other recreational vehicles and most, including all of those competitors previously named, are larger and have substantially greater financial, marketing and other resources than the Company, as well as larger and more developed dealer networks. In addition, sales of used Class A motorhome create additional competition for the Company. The Company believes that the principal competitive factors that affect the market for the Company’s Class A motorhomes include price, product design and features, product quality, reliability and performance, quality of support and customer service, loyalty of customers and brand recognition. The Company believes its pricing and quality may help it to remain competitive.

Regulation

     The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act and the safety standards for recreational vehicles and components which have been promulgated thereunder by the Department of Transportation. The regulations under that legislation permit the National Highway Traffic Safety Administration to require a manufacturer to remedy vehicles containing “defects related to motor vehicle safety” or vehicles that fail to conform to all applicable Federal Motor Vehicles Safety Standards. The National Traffic and Motor Vehicles Safety Act also provides for the recall and repair of recreational vehicles that contain certain hazards or defects.

     The Company is subject to the provisions of Transport Canada for vehicles exported to Canada. The regulations under that legislation are similar in nature and design to its American counterparts.

     The Company relies on certifications obtained from chassis suppliers with respect to compliance of the Company’s vehicles with applicable emission control standards and load bearing capacity. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards.

     The Company’s manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions, and disposal of hazardous materials and wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated thereunder will be applicable to the Company, its manufacturing operations and its products in the future. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, civil and criminal liability, suspension of operations, alterations to the manufacturing process or costly cleanup or capital expenditures.

     Many states regulate the sale, transportation, and marketing of recreational vehicles. The Company is also subject to state consumer protection laws and regulations, which in many cases require manufacturers to repurchase or replace chronically malfunctioning recreational vehicles. Some states also legislate additional safety and construction standards for recreational vehicles. The Company is also increasingly subject to regulations by the various states with respect to relations with its dealers.

     The Company is a member of the RVIA (Recreational Vehicle Industry Association). This association has promulgated stringent standards for construction in connection with the manufacture of recreational vehicles. Each of the units manufactured by the Company has an RVIA seal placed upon it to certify that such standards have been met. The Company’s facility is periodically inspected by government agencies and the RVIA to ensure that the Company’s motorhomes comply with applicable governmental and industry standards.

Patents and Trademarks

     The Company has been awarded two patents from the United States Patent and Trademark Office covering the ornamental design for its T-Rex Double & Wide motorhomes. While the Company claims Rexhall®, RoseAir™, RexAir®, Aerbus™, Vision®, American Clipper™, Anthem™, Concord™, Minibus™, T Rex Double & Wide™ and EntrySlide™ as trademarks, it does not believe its business is dependent on these names or any other marketing device.

Employees

     At December 31, 2003, the Company had a total of 205 employees. None of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be good.

Item 2. Properties

     In December 1995, the Company completed construction and moved into an 87,000 square foot manufacturing facility on ten acres in Lancaster, California. This facility serves as both a manufacturing facility and the Company’s Corporate Headquarters and the total square footage is almost 120,000 square feet. The Lancaster manufacturing plant is debt free with no mortgages on the facility.

     In September 1995, the Company purchased a 40,000 square foot facility located on a 4.5-acre site in Lancaster, California to serve as the Company’s Recreational Vehicle Service Center. This facility was purchased from the City of Lancaster’s Redevelopment Agency for $980,000. At December 31, 2003, the Company was indebted to the City of Lancaster Redevelopment Agency for the amount of $634,000 with interest at 5.93% per annum due through October 2015. From December 1997 until June 2001, the Company leased a portion of the facility to various third parties, which were major recreational vehicle retail dealers. Since June 2001, the Company has been using that portion to perform additional retail service and insurance paid repairs to motorhomes.

     In July 2000, the Company purchased approximately four acres in Mesa, Arizona to serve as a site for Price I, Inc. dba, Price One RV, which is a wholly owned subsidiary of the Company. The Company paid $809,000 for the land and a partially constructed commercial building located on the property. Another $410,000 was spent by the Company to complete the site for the retail sale and service of motorhomes. In December 2001, the Company ceased its retail operations, and continued to operate a service facility under the name Rexhall Service Center – Arizona until December 2003, at which time the Company listed the property as held for sale with a net book value of $1,189,000.

     In December 2000, the Company and Mr. William J. Rex, President & CEO, purchased 1.7 acres in Acton, California for $401,000. The Company and Mr. Rex each paid 50% of the purchase price and agreed to share equally in the construction of a building on the property. In the first quarter of 2004, the Company decided to list the property for sale.

     In January 2003, the Company completed the purchase of 12.48 acres of land adjacent to its headquarters in Lancaster, California. The Company paid $564,448 in cash and issued a promissory note for $300,000 for a total of $864,448. The agreement with the City of Lancaster would allow the promissory note to be forgiven in total or in part based upon a formula for providing jobs. Although the Company anticipates meeting hiring requirements for the debt forgiveness, the full $300,000 is reflected as long-term debt in the Company’s financial statements. In the event the hiring requirements are not met, interest on the promissory note is 10% per annum. At December 31, 2003, the Company had accrued $30,000 interest on the note. The Company plans to build a new facility on this land so that it can produce its own diesel chassis with a new motorhome concept to be built on that chassis. Due to changes in the Company’s manufacturing process necessitated by its introduction of the new line of T-Rex motorhomes and redesign of its standard product, late introduction of the T-Rex, and low sales, the Company had postponed any expansion plans until after 2003. However, the Company believes that it may be able to begin construction of the new facility in 2004 depending on market and economic conditions. The total anticipated cost of this expansion is projected to be approximately $5,000,000.

     The Company believes its facilities are adequate to meet its foreseeable needs for its current product offerings.

Item 3. Legal Proceedings

     The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the recreational vehicle industry. The Company does not believe that the outcome of its pending legal proceedings, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company.

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

     No matter was submitted to the vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholders Matters

Market Information

     The Company’s Common Stock has traded in the over-the-counter market since June 22, 1989 and sales and other information are reported in the Nasdaq National Market. The Company’s Nasdaq symbol is “REXL”. The following table sets forth the range of high and low closing sale prices of a share of the Company’s Common Stock in the over-the-counter market for each quarter during the two years ended December 31, 2003 according to the Nasdaq National Market (adjusted for the 2-for-1 stock split of July 2002):

2003	High	Low
Fourth Quarter	$3.55	$2.65
Third Quarter	3.30	2.22
Second Quarter	2.74	1.83
First Quarter	3.55	1.75

2002	High	Low
Fourth Quarter	$3.90	$2.38
Third Quarter	5.99	1.51
Second Quarter	6.10	3.78
First Quarter	4.30	2.50

Holders

     At April 12, 2004, the Company had 55 registered shareholders of record.

Dividends

     The payment of cash dividends on the Company’s common stock is within the discretion of its board of directors. Currently, the Company intends to retain earnings, if any, to finance its business. The Company has not paid cash dividends on its common stock and the board of directors does not expect to declare cash dividends on the common stock in the foreseeable future.

Securities Authorized Under Equity Compensation Plans

     The Company has no compensation plans or individual compensation arrangements under which equity securities are authorized for issuance.

Item 6. Selected Financial Data

     The following selected Statements of Operations data for each of the three years in the period ended December 31, 2003 and the Balance Sheet data as of December 31, 2003 and 2002 are derived from our audited consolidated financial statements included elsewhere herein. The selected Statements of Operations data for each of the two years in the period ended December 31, 2000 and the Balance Sheet data as of December 31, 2001, 2000 and 1999 were derived from our audited consolidated financial statements, which are not included in this Form 10-K. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

Statement of Operations Data:

(in thousands, except share and per-share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net Revenues	$38,892	$63,303	$56,680	$66,957	$83,714
Cost of Goods Sold	32,938	56,424	51,584	56,493	69,659
Gross Profit	5,954	6,879	5,090	10,464	14,055
Selling, General and Administrative Expenses	8,402	8,278	7,333	6,129	6,572
Income (Loss) from Operations	(2,448)	(1,399)	(2,237)	4,335	7,483
Interest Income	23	56	250	274	256
Interest Expense	(155)	(144)	(181)	(448)	(208)
Legal Settlement	—	—	—	—	604
Other Income, net	173	—	242	200	151
Gain on Sale of Fixed Assets	—	34	26	—	573
Income (Loss) from Continuing Operations before Income Taxes	(2,407)	(1,453)	(1,900)	4,361	8,859
Income Taxes Expense (Benefit)	29	526	603	1,652	3,557
Income (Loss) from Continuing Operations	(2,436)	(927)	(1,297)	2,709	5,302
Income (Loss) from Discontinued Operations (net of applicable income tax benefit of $333 and $268 in 2001 and 2000, respectively	—	—	(695)	436	—
Loss on Disposal of Discontinued Operations (net of applicable income tax benefit of $5)	—	(8)	—	—	—
Net Income (Loss)	($2,436)	($935)	($1,992)	$2,273	$5,302
Net Income (Loss) from Continuing Operations - per share- Basic and Diluted	($0.41)	($0.15)	($0.21)	$0.43	$0.84

Net Income (Loss) from Discontinued Operations - per share – Basic and Diluted	—	—	($0.12)	($0.07)	—

Net Income (Loss) - per share – Basic and Diluted	($0.41)	($0.15)	($0.33)	$0.36	$0.84

Weighted Average Shares Outstanding – Basic and Diluted	5,905,000	6,077,000	6,082,000	6,232,000	6,322,000

Balance Sheet Data:
(in thousands)	As of December 31,
	2003	2002	2001	2000	1999
Working Capital	$11,341	$14,581	$14,757	$16,600	$16,289
Total Assets	$27,999	$29,951	$36,352	$40,932	36,162
Long-Term Debt Less Current Portion	$924	$634	$671	$705	737
Stockholders’ Equity	$16,395	$19,157	$20,279	$22,362	$20,272

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for each of the three years indicated, the percentage of revenues represented by certain items on the Company’s Statements of Operations:

	Percentage of Net Revenues
	Year Ended December 31,
	2003	2002	2001
Net Revenues	100.0%	100.0%	100.0%
Cost of Goods Sold	84.7	89.1	91.0
Gross Profit	15.3	10.9	9.0
Selling, General and Administrative Expenses	21.6	13.1	12.9
Income (Loss) from Operations	(6.3)	(2.2)	(3.9)
Other Income (Expense), net	0.1	(0.1)	0.5
Income (Loss) from Continuing Operations Before Income Taxes	(6.2)	(2.3)	(3.4)
Income Tax Expense (Benefit)	(0.1)	(0.8)	(1.1)
Income (Loss) from Continuing Operations	(6.3)	(1.5)	(2.3)
Income (Loss) from Discontinued Operations, net	—	—	(1.2)

Net Income (Loss)	(6.3%)	(1.5%)	(3.5%)

Forward-looking Statements

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company’s operating results; continuation of losses; seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; product liability the potential lack of meaningful patent protection, the Company’s dependence on its founder and Chief Executive Officer and its ability to issue preferred stock. These risks and uncertainties are more fully discussed below in the subsection “Factors that May Affect Operating Results” and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

     The Company was founded in 1986 as a manufacturer of recreational vehicles, and became publicly held in 1989. Historically, the Company has manufactured only Class A motorhomes and specialty vehicles on either gas or diesel chassis supplied by independent suppliers. The Company’s products are positioned to be value leaders, in that its products offer many of the design and structural characteristics and quality components of higher-priced motorhomes, but at a much more affordable price.

     To counter the short-term and long-term effects of the bankruptcy of the Company’s largest dealer in 2000, the Company established its own retail operations in Mesa, Arizona, called Price I, Inc. dba, Price One, RV. Under the terms of the repurchase agreements with the bankrupt dealer’s lenders, the Company was only obligated to repurchase $1.2 million of inventory; however, the Company elected to repurchase $4.2 million in inventory in order to keep these motorhomes from being dumped on the market at substantially lower prices. The retail operations at Price One RV did not begin in earnest until November of 2000. In December 2001, the Company ceased its retail operations and sold the remaining Price One inventory to another dealership in Arizona. The Company reported the retail operations as a discontinued operation during 2001, and ceased all remaining operations of this subsidiary, consisting of operating a service center in Arizona, in 2003. The Company listed the Arizona property upon which it formerly conducted its retail and service center operations as held for sale.

     Approximately 49,400 Class A motorhomes were wholesaled in 1999, which was an all-time high. However, when the stock market started to slide in the spring of 2000, Class A motorhome shipments dropped dramatically. Class A motorhome sales in 2000 dropped 17% to 41,000 and dropped another 19% in 2001 to 33,400, which was the lowest annual level since 1995. The industry rebounded by 19% in 2002 to 39,600 units shipped, and increased by 5% in 2003 to 41,500 units shipped.

     As is customary in the industry, the Company generally agrees with its dealers’ lenders to repurchase any unsold recreational vehicles in the event of various circumstances. Although the Company’s maximum potential exposure under these agreements approximated $16.6 million at December 31, 2003, as with accounts receivable, the risk of loss was spread over numerous dealers and lenders and was further reduced by the resale value of the recreational vehicles that the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position or results of operations. Management believes that sales trends will remain consistent in the industry for the foreseeable future, and therefore would expect the Company’s historical pattern of repurchases to continue. For information on repurchases history, see Note 7 to Notes to Consolidated Financial Statements.

     Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

     Net revenues for the year ended December 31, 2003, were $38.9 million, compared to $63.3 million for 2002, a decrease of $24.4 million or 39%. The number of units shipped, net of repurchased units, decreased 315 to 448 in 2003 from 763 in 2002, a decrease of 41%. The average net selling price increased approximately 2% during the period primarily due to a base-price increase. Wholesale unit shipments of the Company’s gas and diesel motorhomes were down 30% and 67%, respectively, when compared to 2002.

     Despite industry-wide increases in wholesale shipments of class A motorhomes in 2003, the Company’s sales were down substantially. Management believes this was due in large part to the Company’s premature announcement of its new T-Rex Double & Wide motorhome design. More specifically, mass production of the T-Rex Double & Wide, originally announced in July, 2003, was delayed through the end of the year. As a result, many dealers maintained lower than usual stocking levels of the Company’s standard-line product to make room for the new T-Rex Double & Wide. Moreover, management now believes that it may have inadvertently given the impression that it would discontinue production of its standard-line in favor of “T-Rex.” This is not the case. In reality, the Company has made considerable efforts to improve and enhance its standard-line products during the latter-half of 2003. These “new & improved” motorhomes are now available. Management is working to re-establish the Company as a quality motorhome manufacturer to its existing dealer network, and the industry as a whole.

     Additionally, in July of 2003, the Company decided that it would no longer do business with its largest Dealer—La Mesa RV (which accounted for 18% of sales in 2002). The decision was made because the dealer would no longer purchase the Company’s motorhomes without seeking substantial discounts or rebates, which, in management’s view, precluded profitable sales to this dealer.

     Gross profit for the year ended December 31, 2003, decreased to $6.0 million from $6.9 million for 2002, a decrease of $0.9 million or 13%. The gross margin for 2003 was 15% as compared to 11% for 2002. The increase in gross margin is primarily attributable to improved per-unit manufacturing labor costs and material usage. Although management believes the Company will be able to sustain these improved margins, gross margin may fluctuate in future periods if the mix of Class A motorhomes the Company produces shifts from higher to lower gross margin units or if the Company encounters unexpected manufacturing difficulties or competitive pressures.

     Selling, general and administrative expenses (SG&A) for the year ended December 31, 2003, were $8.4 million, compared to $8.3 million for 2002, and increased as a percentage of sales from 13% to 22%. The increase in SG&A expenses is primarily related to the approximately $1.6 million the Company spent on research & development of its new T-Rex Double & Wide floorplans, and improvements to its standard-line products.

     The Company’s effective income tax rate was 0.1% for the year ended December 31, 2003 as compared with 36% for 2002. The decrease is a result of state tax refunds of approximately $606,000 and federal tax refunds of approximately $130,000, offset by a valuation allowance of $1,719,000. Basic and diluted net loss per share was ($0.41) for the year ended December 31, 2003, as compared to basic and diluted net loss per share of ($0.15) in 2002.

     Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

     Net revenues for the year ended December 31, 2002, were $63.3 million, compared to $56.7 million for 2001, an increase of $6.6 million or 12%. The number of units shipped, net of repurchased units, increased 38 to 763 in 2002 from 725 in 2001, an increase of 5%. The average net selling price increased approximately 6% during the period due to a higher mix of diesel and large gas units. Wholesale unit shipments of the Company’s gas and diesel motorhomes were up 3% and 10%, respectively, when compared to 2001.

     Poor recreational vehicle industry fundamentals of weakened consumer confidence and tightening of credit continue to hinder the Company’s efforts in attracting large dealers east of the Rockies. The lack of new dealers was the primary cause for the Company to lag behind the industry’s 19% improvement in shipments during 2002.

     Gross profit for the year ended December 31, 2002 increased to $6.9 million from $5.1 million for 2001, an increase of $1.8 million or 35%. The gross margin for 2002 was 11% as compared to 9% for 2001. The primary drivers of the increase in gross profit were higher sales and lower discounts and incentives, partially offset by higher direct labor cost per unit.

     Selling, general and administrative expenses (SG&A) for the year ended December 31, 2002 were $8.3 million, compared to $7.3 million for 2001, both approximately 13% of sales. The increase in expenses is primarily related to the approximately $850,000 the Company spent on outside firms during the independent investigation into the restatement of its financial statements for the first quarter of 2003.

     Other income in 2001 primarily consisted of rental income on the sub-leased portion of the Company’s facilities. As of December 31, 2001, the Company was no longer sub-leasing any of its facilities, so no rental income was earned in 2002.

     The Company’s continuing operations’ effective income tax rate was 36% for the year ended December 31, 2002 as compared with 32% for 2001. The increase is a result of certain non-deductible expenses that were incurred in 2001, but not 2002. Basic and diluted net loss per share was ($0.15) for the year ended December 31, 2002, as compared to basic and diluted net loss per share of ($0.33) in 2001.

     In December 2001, the Company ceased its retail operations, Price One in Mesa, Arizona. The retail inventory was discounted significantly and sold to another dealership in Arizona. The net results of the Company’s retail operations are presented in the accompanying financial statements as “Discontinued Operations”.

Liquidity and Capital Resources

     The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of December 31, 2003, the Company had working capital of $11,341,000, compared to $14,581,000 at December 31, 2002, a $3,240,000 decrease in working capital. The most significant working capital decrease was a $3,874,000 decrease in cash, a $919,000 decrease in accounts receivable, a $879,000 decrease in deferred income taxes, a $214,000 increase in accounts payable, and a $1,051,000 increase in borrowings under the Company’s lines of credit with its chassis vendors, partially offset by a $2,799,000 increase in inventory, and a $648,000 decrease in other accrued liabilities.

     Capital expenditures during 2003 were $1,124,000, which primarily consists of the 12.48 acres of land the Company purchased adjacent to its headquarters in Lancaster, California. The Company has made no commitments for, and does not expect to make material capital expenditures in 2004— depending upon market conditions. Cash flows from financing activities consisted primarily of proceeds from chassis vendor lines of credit of $1,105,000 and proceeds from the redevelopment agency of $300,000. This was partially offset by repayments on long-term debt of $54,000 and the repurchase of stock on the open market of $326,000.

     As of December 31, 2003, the Company had eliminated its entire $2,500,000 Line of Credit with a bank, which included an irrevocable Standby Letter of Credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates Worker’s Compensation insurance in California. Because the Company had never drawn from this line of credit, and due to the costs and liability associated with maintaining a line of revolving credit, the Company eliminated its line during the second and third quarters of 2003. The requirements for self-insurance are now being met through the California Self Insurer’s Security Fund and its Alternative Security Program (ASP). Under the ASP, the fund will arrange for a composite security deposit for participating self-insurers rather than rely on such members to arrange for their security deposits on an individual basis. The Company’s covered deposit under this plan is $711,427.

     As of December 31, 2003, the Company has a line of credit with a chassis vendor, Ford Motor Credit Company (“FMCC”), with a $3,500,000 limit. This limit reflects a reduction from $5,000,000 during the first quarter of 2003. This line of credit reduction was due to an analysis by FMCC of the Company’s needs based on historical financing requirements. FMCC determined that the new $3,500,000 limit would be enough to meet the Company’s future financial requirements. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.00% at December 31, 2003). All borrowings are secured by the Ford merchandise. The outstanding balance at December 31, 2003 was $2,919,000.

     Additionally, beginning in the third quarter 2003, the Company established a financing agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis. The limit on this line of credit is $1,600,000. Borrowings under this line of credit bear interest at the rate of prime plus 1% (5.00% at December 31, 2003). The chassis purchased from Workhorse secure borrowings under this line of credit. The outstanding balance under this line of credit is $1,513,000 at December 31, 2003.

     The Company placed orders for chassis during the first six months of the year, which were delivered during the second half of the year. As these deliveries coincided with a decline in sales, inventories grew during the second half of 2003. In light of the Company’s elevated inventory levels, management expects cash requirements for 2004 to be significantly lower as the Company uses up its material and raw chassis inventory and sells through its finished goods inventory. Accordingly, the Company anticipates that it will be able to satisfy its ongoing cash requirements through 2004 primarily with cash flows from operations and chassis purchase lines of credit. Additional cash may be generated through the Company’s sale of its Mesa, Arizona and Acton, California facilities, provided the Company is able to sell the properties in the near future. Although the Company has typically funded its land purchases and development with cash flow from operations, depending on market conditions, it might consider external financing of all or part of the expansion costs required for construction of a new facility on the raw land adjacent to its headquarters in Lancaster, California. However, given the Company’s current economic condition, a definitive timeline for an expansion has not yet been determined.

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s obligations and commitments as of December 31, 2003:

Payments Due by Period (in thousands)

		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt	$996	$54	$187	$95	$660
Employment Agreement	$750	$250	$500	$—	$—
Total Contractual Cash Obligations	$1,746	$304	$687	$95	$660

Amount of Commitment Expiration per Period (in thousands)

Other Commercial	Total Amounts	Less than	1-3	4-5	After
Commitments	Outstanding	1 Year	Years	Years	5 Years
Lines of Credit	$4,432	$4,432	$—	$—	$—
Total Commercial Commitments	$4,432	$4,432	$—	$—	$—

Certain Risk Factors That Could Affect Future Results

     You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.

     If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

     Potential Fluctuations in Operating Results. The Company’s net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on the Company’s products, the ability to utilize or expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, warranty expense, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, the Company’s overall gross margin will be impacted by shifts in the Company’s product. Due to the relatively high selling prices of many of the Company’s motorhome models, a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

     Continuation of Losses. The Company has had net losses totaling $2.4 million, $935,000 and $2.0 million for 2003, 2002 and 2001, respectively. Continued losses could reduce the Company’s liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company’s ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due.

     Cyclicality, Seasonality and Economic Conditions. The recreational vehicle industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions, which affect disposable income for leisure-time activities. Concerns about the availability and price of gasoline, decreases in consumer confidence, increases in interest rates and reductions in available financing have had, and may in the future have, an adverse impact on recreational vehicle sales. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company’s products. Demand in the recreational vehicle industry declines over the winter season, while sales are generally highest during the spring and summer months.

     Dependence on Certain Dealers. For the year ended December 31, 2003, two dealers accounted for 14%, and 11%, respectively, of the Company’s net sales. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company’s financial condition and results of operations.

     Dependence on Chassis Suppliers. One of the principal components used in the manufacture of motorhomes is the chassis, which includes the engine, drive train and other operating components. The Company obtains the chassis required for its motorhomes from Ford Motor Company, Workhouse Custom Chassis and, to a lesser extent, Spartan Motors. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed six weeks and the recreational vehicle industry as a whole has from time to time experienced temporary shortages of chassis. If any of the Company’s suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the recreational vehicle industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

     Repurchase Arrangements. As is typical in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases of the Company’s Class A motorhomes. These agreements require the Company to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $16.6 million as of December 31, 2003, with approximately 23% concentrated with the Company’s two largest dealers. If the Company became obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

     Competition. The Company competes with numerous manufacturers, many of which have multiple product lines of recreational vehicles, which are larger and have substantially greater financial and other resources than the Company. In addition, sales of used recreational vehicles provide competition to recreational vehicle manufacturers. For further discussion regarding competitive factors affecting the Company, see Item 1 “Business – Competition.”

     Government Regulation. The Company is subject to numerous federal, state and local regulations governing the manufacture and sale of its motorhomes. It is also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws”. Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including buses and motor homes, that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal that affect the Company’s business and operations. Failure to comply with any of the foregoing laws or regulations could have an adverse impact on the Company’s business.

     Warranty Claims. The Company is subject to warranty claims in the ordinary course of its business. Although the Company maintains reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding the Company’s current warranty expense levels could have a material adverse effect on the Company’s results of operations and financial condition.

     Product Liability. The Company maintains product liability insurance with coverage in amounts which management believes is reasonable. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. Given the nature of the Company’s business, product liability in excess of the Company’s insurance coverage, if incurred, could have a material adverse financial effect on the Company.

     Risks Relating to Patents. The Company has been awarded two patents from the United States Patent and Trademark Office covering the ornamental design for its T-Rex Double & Wide motorhomes. The Company’s patents on the design of the new motorhomes may not provide it with meaningful protection against duplication. Policing unauthorized use of the Company’s designs could result in the expenditure of significant financial and managerial resources and the success of these efforts cannot be predicted with certainty. Litigation may be necessary in the future to enforce the Company’s patent and other intellectual property rights. This litigation could be costly and its outcome cannot be predicted with certainty. The Company’s inability to adequately protect against unauthorized use of its patent and other intellectual property rights would significantly impair their value and could adversely damage its competitive position.

     Dependence on, and Control of, William Rex. The Company’s success depends to a substantial degree on the continued participation in its business by William Rex, a founder, the Chief Executive Officer and principal shareholder of the Company. While the Company has an employment agreement with Mr. Rex, the loss of his services through death, disability or other cause would have a material adverse effect on the business of the Company. A family trust of which Mr. Rex and his wife serve as trustees owns 53.3% of the Company’s outstanding shares. Accordingly, Mr. Rex controls a sufficient percentage of the outstanding stock of the Company to control its affairs and policies.

     Issuance of Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Company’s board of directors without further action by shareholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of the Company’s common stock, and therefore, reduce the value of the Company’s common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict the Company’s ability to merge with, or sell the Company’s assets to, a third party and thereby preserve control by the present management.

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

     Valuation of Inventory — The Company values inventories at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method. Adjustments to the value of inventory are recorded based upon damage, deterioration, obsolescence and changes in market value. In determining market value, management has considered its current replacement cost ensuring it does not exceed net realizable value (i.e., estimated selling price in the ordinary course of business less estimated costs of completion and disposal). Management has evaluated the current level of inventories considering the order backlog and other factors in assessing estimated selling prices and made adjustments to cost of goods sold for estimated decrease in the net realizable value of inventory. Actual results may differ significantly from these estimates under different assumptions or conditions.

     Legal Accrual — The Company’s current estimated range of liability related to some of the pending litigation is accrued based on claims for which it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise the estimates. Such revisions in the estimates of the potential liability could materially impact the results of operation and financial position.

     Warranty Costs - The Company provides an estimate for accrued warranty costs at the time a product is sold. This estimate is based on historical average per-unit repair costs and current dealer inventories, as well as other reasonable assumptions as have been deemed appropriate by management. However, actual costs may vary from estimates, requiring adjustments to warranty reserves. These reserves are reviewed by management on a quarterly basis and adjusted accordingly. While the Company’s warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty costs that it has in the past. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company’s operating results for the period or periods in which such claims or additional costs materialize. See Note 7 to Notes to Consolidated Financial Statements.

     Deferred Taxes – Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we previously have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The accounting guidance states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent losses, we have recorded a 100% valuation allowance of $2,255,000. If, after future assessments, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections. The Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item (net of related income tax effect), if material. The criteria in APB Opinion No. 30 will now be used to classify those gains and losses. Also SFAS No. 64 amended SFAS No. 4 and is no longer necessary because of this rescission.

     In July 2002, the FASB issued Statement No. 146, Accounting for Exit or Disposal Activities. The Statement was the second and final phase of the project to replace SFAS No. 121 and focuses on the accounting for costs associated with a disposal activity. The first phase was completed in August 2001 with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Statement will be effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company was required to adopt SFAS No. 146 on January 1, 2003. However, the new pronouncement did not have an effect on the Company’s financial position or operating performance.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The disclosure requirements of FIN 45 are effective immediately and are included in Note 7. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), amending FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company was required to adopt SFAS No. 148 for the year ending December 31, 2003. However, the new pronouncement is not expected to have an effect on the Company’s financial position or operating performance.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 149), an amendment of FASB Statement No. 133, Derivative Instruments and Hedging Activities, which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company was required to adopt SFAS No. 143 on July 1,

2003. However, the new pronouncement did not have an effect on the Company’s financial position or operating performance.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company was required to adopt SFAS No. 150 on July 1, 2003. However, the new pronouncement did not have an effect on the Company’s financial position or operating performance.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its historical financial position or results of operations.

Item 7A: Quantitative and Qualitative Disclosure about Market Risk

     In the ordinary course of its business the Company is exposed to certain market risks, primarily changes in interest rates. After an assessment of these risks to the Company’s operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company’s financial condition, results or operations or cash flows for the next fiscal year.

Item 8. Financial Statements

Independent Auditor’s Report

The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying consolidated balance sheet of Rexhall Industries, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rexhall Industries, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
April 6, 2004

Independent Auditor’s Report

The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying consolidated balance sheet of Rexhall Industries, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

/s/ BECKMAN KIRKLAND & WHITNEY

Agoura Hills, California
March 26, 2003

Independent Auditor’s Report

The Board of Directors
Rexhall Industries, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Rexhall Industries, Inc. and subsidiary for the year ended December 31, 2001. In connection with our audit of these aforementioned consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, stockholders’ equity, and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Rexhall Industries, Inc. and subsidiary as of December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Los Angeles, California
March 1, 2002

REXHALL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 and 2002

ASSETS	2003	2002
CURRENT ASSETS
Cash	$1,883,000	$5,757,000
Accounts Receivables, less Allowance for Doubtful Accounts of $47,000 in 2003 and $103,000 in 2002	1,332,000	2,251,000
Income Tax Receivable	551,000	360,000
Inventories	17,848,000	15,049,000
Deferred Income Taxes (Note 6)	124,000	1,003,000
Other Current Assets	265,000	139,000
Current Assets of Discontinued Operations (Note 12)	—	182,000

TOTAL CURRENT ASSETS	22,003,000	24,741,000
Property and Equipment at Cost Net of Accumulated Depreciation (Note 2)	4,613,000	5,021,000
Property Held for Sale (Note 9)	1,189,000	—
Other Assets ( Note 4)	194,000	152,000
Non-Current Assets of Discontinued Operations (Note 12)	—	37,000

TOTAL ASSETS	$27,999,000	$29,951,000

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$1,836,000	$1,622,000
Chassis Vendor Line of Credit (Note 3)	4,432,000	3,381,000
Notes Payable and Current Portion of Long-Term Debt (Note 5)	54,000	36,000
Warranty Allowance	980,000	991,000
Accrued Legal (Note 7)	1,594,000	1,250,000
Dealer Incentives	384,000	638,000
Other Accrued Liabilities	1,102,000	1,750,000
Accrued Compensation and Benefits	280,000	472,000
Current Liabilities of Discontinued Operations (Note 12)	—	20,000

TOTAL CURRENT LIABILITIES	10,662,000	10,160,000
Long-Term Debt, less Current Portion (Note 5)	942,000	634,000

TOTAL LIABILITIES	11,604,000	10,794,000

STOCKHOLDERS’ EQUITY
Preferred Stock — no par value Authorized, 1,000,000 shares; none issued
Common Stock — no par value, Authorized, 10,000,000 shares, issued and outstanding	—	—
5,872,700 at December 31, 2003 and 6,037,700 at 2002	5,580,000	5,906,000
Retained Earnings	10,815,000	13,251,000

TOTAL STOCKHOLDERS’ EQUITY	16,395,000	19,157,000

Commitments and Contingencies (Notes 3 and 7)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,999,000	$29,951,000

See accompanying notes to consolidated financial statements

REXHALL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001
Net Revenues (Note 8)	$38,892,000	$63,303,000	$56,680,000
Cost of Sales	32,938,000	56,424,000	51,584,000

Gross Profit	5,954,000	6,879,000	5,096,000
Operating Expenses:
Selling, General and Administrative Expenses	8,402,000	8,278,000	7,333,000

Loss from Operations	(2,448,000)	(1,399,000)	(2,237,000)
Interest Income	23,000	56,000	250,000
Interest Expense	(155,000)	(144,000)	(181,000)
Other Income, net	173,000	—	242,000
Gain on Sale of Fixed Assets	—	34,000	26,000

Loss from Continuing Operations Before Income Taxes	(2,407,000)	(1,453,000)	(1,900,000)
Income Tax Expense (Benefit) (Note 6)	29,000	(526,000)	(603,000)

Loss from Continuing Operations	(2,436,000)	(927,000)	(1,297,000)
Loss from Discontinued Operations (net of applicable income tax benefit of $333,000 in 2001) (Note 12)	—	—	(695,000)
Loss on Disposal of Discontinued Operations (net of applicable income tax benefit of $5,000) (Note 12)	—	(8,000)	—

Net Income (Loss)	($2,436,000)	($935,000)	($1,992,000)

Basic and Diluted Loss from Continuing Operations – Per Share	($0.41)	($0.15)	($0.21)
Basic and Diluted Loss from Discontinued Operations – Per Share	$—	$—	($0.12)

Basic and Diluted Loss – Per Share	($0.41)	($0.15)	($0.33)

Weighted Average Shares Outstanding — Basic and Diluted	5,905,000	6,077,000	6,082,000

See accompanying notes to consolidated financial statements

REXHALL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 and 2003

	COMMON	STOCK	LOAN	RETAINED
	SHARES	AMOUNT	RECEIVABLE	EARNINGS	TOTAL
BALANCE, December 31, 2000	6,137,000	$6,241,000	($57,000)	$16,178,000	$22,362,00
Repurchase of Stock	(42,000)	(102,000)	—	—	(102,000)
Repayment of Loan Receivable Related to Stock Options	—	—	11,000	—	11,000
Net (Loss)	—	—	—	(1,992,000)	(1,992,000)

BALANCE, December 31, 2001	6,095,000	$6,139,000	($46,000)	$14,186,000	$20,279,000
Repurchase of Stock		(57,000)	(233,000)	—	(233,000)
Repayment of Loan Receivable Related to Stock Options	—	—	46,000	—	46,000
Net (Loss)	—	—	—	(935,000)	(935,000)

BALANCE, December 31, 2002	6,038,000	$5,906,000	$—	$13,251,000	$19,157,000
Repurchase of Stock	(165,000)	(326,000)	—	—	(326,000)
Repayment of Loan Receivable Related to Stock Options	—	—	—	—	—
Net (Loss)	—	—	—	(2,436,000)	(2,436,000)

BALANCE, December 31, 2003	5,873,000	$5,580,000	$—	$10,815,000	$16,395,000

See accompanying notes to consolidated financial statements

REXHALL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($2,436,000)	($935,000)	($1,992,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Net loss from discontinued operations	—	—	695,000
Depreciation and amortization	381,000	383,000	376,000
Gain on sale of property, plant and equipment	—	(34,000)	(26,000)
Provision for deferred income taxes	879,000	(39,000)	(198,000)
(Increase) decrease in:
Accounts receivable	919,000	(200,000)	4,848,000
Inventories	(2,799,000)	(2,503,000)	2,398,000
Income tax receivable	(191,000)	426,000	(594,000)
Increase (decrease) in:
Accounts payable	214,000	(1,801,000)	534,000
Warranty allowance	(11,000)	292,000	(138,000)
Accrued legal	344,000	448,000	357,000
Dealer incentives	(254,000)	(501,000)	407,000
Other assets and liabilities	(1,008,000)	1,572,000	854,000

Net cash provided by (used in) operating activities	(3,962,000)	(2,892,000)	7,521,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,162,000)	(171,000)	(178,000)
Proceeds from sale of property and equipment	—	159,000	108,000
Net cash provided by (used in) investing activities	(1,162,000)	(12,000)	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt	(54,000)	(35,000)	(34,000)
Repayments on short-term notes	—	(248,000)	(237,000)
Proceeds (repayment) on chassis vendor line of credit	1,051,000	328,000	(502,000)
Proceeds from loan receivable on exercise of stock options	—	46,000	11,000
Proceeds from redevelopment agency	300,000	—	—
Increase in Long-Term Debt	80,000	—	—
Repurchase and retirement of stock	(326,000)	(233,000)	(102,000)

Net cash provided by (used in) financing activities	1,051,000	(142,000)	(864,000)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	199,000	141,000	(1,373,000)
NET (DECREASE) INCREASE IN CASH	(3,874,000)	(2,905,000)	5,214,000
BEGINNING CASH BALANCE	5,757,000	8,662,000	3,448,000

ENDING CASH BALANCE	$1,883,000	$5,757,000	$8,662,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refunded) during the year	$(536,000)	$(872,000)	$113,000
Interest paid during the year	$155,000	$144,000	$589,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Notes payable for insurance policies	$392,000	$475,000	$328,000

See accompanying notes to consolidated financial statements

REXHALL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities — Rexhall Industries, Inc. and subsidiary (the “Company”) is engaged in designing, manufacturing and selling Class A motorhomes. Class A motorhomes are self-contained and self-powered recreational vehicles used primarily in conjunction with leisure travel and outdoor activities. The Company’s wholly owned subsidiary, Price I, Inc. dba Price One RV, was a retailer of Class A motorhomes and other recreational vehicles. In December 2001, the Company ceased its retail operations. At December 31, 2003, Price One had no significant assets or liabilities.

Principles of Consolidation — The consolidated financial statements include the financial statements of Rexhall Industries, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk — Sales are usually made to dealers over a wide geographic area primarily with terms requiring payment within ten days or less of the dealer’s receipt of the unit. Most dealers have floor plan financing arrangements with banks or other financing institutions under which the lender advances all, or substantially all, of the purchase price of the motorhome. The loan is collateralized by a lien on the purchased motorhome. As is customary in the industry, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that in the event of default by the dealer on its agreement to the lending institution, the Company will repurchase the motorhome so financed.

The Company has recorded an allowance for doubtful accounts to cover the difference between recorded receivables and collections from customers. The allowance for bad debts is adjusted periodically based upon the Company’s evaluation of historical collection experiences, industry trends and other relevant factors.

Inventories — Inventories are stated at the lower of cost or market value, determined using the first-in, first-out basis. Costs include material, labor and applicable manufacturing overhead. Adjustments to the value of inventory are recorded based upon damage, deterioration, obsolescence and changes in market value. In determining market value, management has considered its current replacement cost ensuring it does not exceed net realizable value (i.e., estimated selling price in the ordinary course of business less estimated costs of completion and disposal). Management has evaluated the current level of inventories considering the order backlog and other factors in assessing estimated selling prices and made adjustments to cost of goods sold for estimated decrease in the net realizable value of inventory. Inventories consist of the following at December 31, 2003 and 2002:

	2003	2002
Chassis	$8,306,000	$6,604,000
Raw Materials	2,638,000	2,713,000
Work-in-Progress	2,033,000	1,617,000
Finished Goods	4,871,000	4,115,000

Total	$17,848,000	$15,049,000

Legal Accrual — The Company’s current estimated range of liability related to some of the pending litigation is accrued based on claims for which it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise the estimates. Such revisions in the estimates of the potential liability could materially impact the results of operation and financial position.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the assets, which range from 3 to 31.5 years.

Property held for sale is stated at the lower of cost or fair value less selling expenses and includes certain property no longer used in the Company’s operation.

Research and Development – Research and development costs were $1,606,000, $146,000 and $426,000 in 2003, 2002 and 2001, respectively, and are expensed as incurred.

Revenue Recognition — The Company derives revenue primarily from the sale of motorhomes to dealers across the United States. Revenue is recognized when all of the following conditions have been met: 1) An order for a product has been received from a dealer; 2) Written or verbal approval for payment has been received from the dealer’s flooring institution; 3) A common carrier signs the delivery ticket accepting responsibility for the product as agent for the dealer; and 4) The product is removed from Rexhall’s property for delivery to the dealer who placed the order. Most manufacturing sales are made on cash terms, with most dealers financing their purchases under flooring arrangements with banks or finance companies. Products are not ordinarily sold on consignment; dealers do not ordinarily have the right to return products; and dealers are typically responsible for interest costs to floorplan lenders. On average, we receive payments from floorplan lenders on products sold to independent dealers within 15 days of the invoice date, i.e. the date the product is shipped.

Warranty Reserve Policy — The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship for 12 months or 12,000 miles measured from date of purchase, or upon the transfer of the vehicle by the original owner, whichever occurs first. The Company’s warranty excludes certain specified components, including chassis, engines and power train, and appliances, which are warranted separately by the suppliers. The Company estimates warranty reserves required by applying historical experience with regard to probabilities of failure and cost to product sales covered by warranty terms. Warranty expense was $1,755,000, $1,904,000 and $1,070,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of the deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

Earnings per Share — Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by the weighted average number of shares outstanding, inclusive of the dilutive impact of common stock options, provided their impact is not anti-dilutive. All share and per share amounts have been restated to reflect the retroactive effects of the 2-for-1 stock split, which occurred in July 2002. See note 10 to Notes to Consolidated Financial Statements.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of — The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Values of Financial Instruments — The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, trade and other receivables, trade accounts payable, notes payable and accrued expenses: The carrying amounts approximate the fair values of these instruments due to their short-term nature.

Line of Credit: The fair value of the Company’s line of credit approximates carrying value as it accrues interest at prevailing market rates on a variable basis.

Long-Term Debt: The fair value of the Company’s long-term debt approximates the current book value based on estimated quotations made on long-term debt facilities with similar quality and terms.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003 and 2002:

	Useful Lives
	(In years)	2003	2002
Land		$991,000	$1,313,000
Property Held for Sale		1,189,000	—
Building	5, 31.5	4,054,000	3,968,000
Autos and Trucks	3-7	354,000	292,000

		8,500,000	7,333,000
Less: Accumulated Depreciation		2,698,000	2,312,000

Property and Equipment, net		$5,802,000	$5,021,000

Depreciation Expense		$381,000	$383,000

In July 2001, there was a fire at the Company’s manufacturing facility which caused approximately $1,600,000 worth of damage to the plant, offices and inventory. During 2002, the Company was able to determine the damage to the building and improvements amounted to $524,000. The building improvements have been written down and the Company has been reimbursed by insurance for the fire damage.

3. LINES OF CREDIT

     As of December 31, 2003, the Company had eliminated its entire $2,500,000 Line of Credit with a bank, which included an irrevocable Standby Letter of Credit for the Company to meet the requirements for self-insurance established by the Department of Industrial Relations which regulates Worker’s Compensation insurance in California. Because The Company had never drawn from this line of credit, and due to the costs and liability associated with maintaining a line of revolving credit, Rexhall eliminated its line during the second and third quarters of 2003. The requirements for self-insurance are now being met through the California Self Insurer’s Security Fund and its Alternative Security Program (ASP). Under the ASP, the fund will arrange for a composite security deposit for participating self-insurers rather than rely on such members to arrange for their security deposits on an individual basis. The Company’s covered deposit under this plan is $711,427.

     As of December 31, 2003, the Company has a line of credit with a chassis vendor, Ford Motor Credit Company (“FMCC”), with a $3,500,000 limit, cancelable upon notice by FMCC. This limit reflects a reduction from $5,000,000 during the first quarter of 2003. This line of credit reduction was due to an analysis by FMCC of the Company’s needs based on historical financing requirements. FMCC determined that the new $3,500,000 limit would be enough to meet the Company’s future financial requirements. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.00% at December 31, 2003). All borrowings are secured by the Ford merchandise. The outstanding balance at December 31, 2003 was $2,919,000.

     Additionally, beginning in the third quarter 2003, the Company established a financing agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis. The limit on this line of credit is $1,600,000 and is cancelable upon written notice by GE Capital. Borrowings under this line of credit bear interest at the rate of prime plus 1% (5.00% at December 31, 2003). The chassis purchased from Workhorse secure borrowings under this line of credit. The outstanding balance under this line of credit is $1,513,000 at December 31, 2003.

4. LOANS TO RELATED PARTIES

     From time to time the Company made loans to certain officers and key employees related to the exercise of stock options. During 1998, the Company advanced $385,000 to key employees under the Company’s Incentive and Non-Statutory Stock Option Plan (The Plan) in exchange for the exercise of 123,000 options. The loans were full recourse loans and were secured by the shares of common stock issued upon such exercise. The notes bear interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (4.92% at December 31, 2002). Loans extended for the exercise of incentive stock options are netted against equity. During 2000, an executive of the company repaid a portion of the outstanding loans and related accrued interest by foregoing the bonus liability that was due from the Company. During 2002, the remaining balance was paid in full leaving the outstanding balance as of December 31, 2002 at nil.

     In December 2000, the Company and Mr. William J. Rex, President & CEO, purchased a partially completed building on 1.7 acres in Acton, California for $401,000. The Company and Mr. Rex each contributed 50% of the purchase price and agreed to share equally in the final construction of the building on the property. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable. The note is secured by the executive’s interest in the property. This note receivable is classified as an Other Asset on the balance sheet. The note bears interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (5.12% at December 31, 2003). In the first quarter of 2004, the Company decided to list the property for sale.

5. NOTES PAYABLE AND LONG-TERM DEBT

	2003	2002
Promissory note payable to the City of Lancaster Redevelopment Agency, 240 monthly payments of $6,285 including principal and interest at 5.93% per annum, note matures in October 2015 The note is collateralized by land and building with a net book value of approximately $839,000 at December 31, 2003	$634,000	$670,000
Employment program promissory note payable to City of Lancaster Redevelopment Agency (may be forgiven in full or in part if hiring requirements are met). The note accrues interest at 10% per annum, and matures in January 2008. The note is collateralized by the land.	300,000	—
Note payable to Ingersol-Rand for equipment purchase, 36 monthly payments of $2,209 including principal and interest at 0.14% per annum, note matures in April 2006.	62,000	—
Total Notes Payable and Long-Term Debt	$996,000	$670,000

Less: Current Portion	54,000	36,000

Long-Term Portion	$942,000	$634,000

Future annual minimum principal payments due on long-term debt (including current portion) as of December 31, 2003 are as follows:

Year Ending December 31,
2004	54,000
2005	66,000
2006	68,000
2007	53,000
Thereafter	755,000

$996,000

6. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2003	2002	2001
Income tax expense (benefit) excluding discontinued operations	$29,000	($526,000)	($603,000)
Income tax (benefit) of discontinued operations	—	(5,000)	(333,000)

Total income tax expense (benefit)	$29,000	($531,000)	($936,000)

Current:
Federal	($129,000)	($392,000)	($788,000)
State	(600,000)	(56,000)	(50,000)

	(729,000)	(448,000)	(738,000)
Deferred:
Federal	613,000	(66,000)	(105,000)
State	145,000	(17,000)	(93,000)

	758,000	(83,000)	(198,000)
Total income tax expense (benefit)	$29,000	($531,000)	($936,000)

The components of deferred tax assets (liabilities) at December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Current:
Allowance for bad debts	$19,000	$35,000	$60,000
Inventory reserves and unicap	150,000	111,000	125,000
Warranty accrual	390,000	117,000	281,000
Net operating losses	995,000	235,000	100,000
Reserve for self insurance	283,000	456,000	176,000
Legal reserves	320,000	75,000	146,000
Other accrued liabilities	222,000	325,000	151,000
State tax	—	—	—

	$2,379,000	$1,354,000	$1,039,000
Non Current:
Depreciation	(124,000)	185,000	—

Deferred tax assets	$2,255,000	$1,539,000	$1,039,000

Less:
Valuation allowance	(2,255,000)	(536,000)	(75,000)

Net deferred tax asset	$—	$1,003,000	$964,000

At December 31, 2003, the Company had a federal net operating loss carry forward of approximately $2,478,000. These loss carry forwards begin to expire in 2023 and will be fully expired in 2024. In addition, the Company has state net operating loss carry forwards expiring in 2014.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to the following:

	Year Ended December 31,
	2003	2002	2001
Net income (loss) before income taxes	($2,437,000)	($1,466,000)	($1,900,000)
Statutory federal tax rate	34%	34%	34%

Expected tax expense (benefit)	(829,000)	(499,000)	(646,000)
State taxes net of federal effect	(142,000)	(86,000)	(46,000)
Permanent differences	10,000	8,000	5,000
Prior year federal and state tax refunds	(736,000)	—	—
Valuation Allowance	1,719,000	—	—
Other adjustments	7,000	51,000	84,000

Provision for income taxes of continuing operations	29,000	(526,000)	(603,000)
Provision for income taxes of discontinued operations	—	(5,000)	(333,000)

Provision for income taxes	$29,000	($531,000)	($936,000)

7. COMMITMENTS AND CONTINGENCIES

Repurchase Agreements –As is customary in the industry, motorhomes purchased by Dealers under financing agreements with third party lenders are subject to repurchase by the Company in the event of default by the Dealer. The Company’s contingent liability under the repurchase agreements is limited to the total unpaid balance (including, in some cases, interest and other charges) owed to the lending institution by reason of its extension of credit to the dealer to purchase the Company’s motorhomes. The contingent liability under repurchase agreements varies significantly from time to time, depending upon shipments and dealer sales to end-users. The following table summarizes the Company’s contingent liability and repurchase history at December 31, 2003, 2002, and 2001:

Repurchase History:	2003	2002	2001
Number of units sold	473	787	769
Amount of units sold	$40,915,000	$65,063,000	$59,999,000
Number of units repurchased	25	24	44
Amount of repurchases	$2,023,000	$1,760,000	$3,319,000
Loss recognized	$97,000	$197,000	$267,000
Average loss per unit repurchased	$5,000	$8,000	$6,000
Contingent Liability:
Number of units subject to repurchase	205	344	329
Total contingent liability	$16,600,000	$28,900,000	$23,900,000

The risk of loss under these agreements is spread over numerous dealers and financing institutions and is further reduced by the resale value of any motorhomes that may be repurchased. To date, the Company’s losses under these repurchase agreements have been minimal at the gross margin level, upon resale of the units.

Employment Agreement – In July 2001, the Company entered into a five-year employment agreement with its President and Chief Executive Officer, William J. Rex. The employment agreement provides for minimum aggregate annual compensation of $250,000, plus a bonus determined monthly equal to 10% of income before bonus and taxes. There are no change of control arrangements in the employment agreement.

Litigation — The Company is a defendant in various legal proceedings resulting from the normal course of business. In the opinion of Company management, the resolution of such matters should not have a material effect on its financial statements or results of operations and have been adequately reserved for.

Warranties – Estimated warranty costs are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranties on units sold. Estimates for warranty costs are made based primarily on recent warranty claim experience. The following is a tabular reconciliation of the product warranty accrual:

January 1, 2002 beginning balance	$699,000
Payments made in 2002	(1,790,000)
Changes to accrual related to warranties issued in 2002	1,601,000
Changes to accrual related to pre-existing warranties	481,000

December 31, 2002 ending balance	$991,000

January 1, 2003 beginning balance	$991,000
Payments made in 2003	(1,969,000)
Changes to accrual related to warranties issued in 2003	1,249,000
Changes to accrual related to	709,000
pre-existing warranties	—

December 31, 2003 ending balance	$980,000

8. SIGNIFICANT CUSTOMERS

The Company had two major customers, RV Peddler, Inc., with locations in CA and AZ, and 10,000 RV Sales, Inc., in CA, who accounted for 14% and 11% respectively of the Company’s net revenues in 2003. During 2002, the Company had one major customer, La Mesa RV with locations in CA and AZ, who accounted for 18% of the Company’s net revenues. The Company terminated its Dealer Agreement with La Mesa RV in the third quarter of 2003. There were no customers that comprised over 10% of the Company’s revenues in 2001

9. PROPERTY HELD FOR SALE

At December 31, 2001, the Company’s customer service center in Elkhart, Indiana was classified as held for sale. The facility has 1,500 square feet of office space and a 3,500 square foot warehouse area with a net book value of $122,000 as of December 31, 2001. It was sold in 2002 for a net selling price of $159,000.

At December 31, 2003, the Company’s customer service Center in Mesa, Arizona was classified as held for sale. The facility is approximately 10,000 square feet on four acres of land, with a net book value of $1,189,000 as of December 31, 2003.

10. EARNINGS PER SHARE

All share and per share amounts have been restated to reflect the retroactive effects of the 2-for-1 stock split, which occurred in July 2002.

The following is a reconciliation of the basic and diluted earnings per share computation for the year 2003, 2002 and 2001 (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Net Income (Loss) Used for Basic and Diluted Earnings Per Share	($2,436)	($935)	($1,992)

Shares of Common Stock and Common Stock Equivalents:
Weighted Average Shares Used in Basic and Diluted Computation	5,905	6,077	6,082

Earnings Per Share:
Basic and Diluted	($0.41)	($0.15)	($0.33)

In 2003, the Company repurchased 165,000 common shares on the open market at an average cost of $1.98 per share. There were no common stock equivalents outstanding.

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 2003 and 2002 are as follows:

in thousands, except per share data	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FISCAL 2003:
Net Revenues	$12,946	$9,642	$10,823	$5,481
Gross Profit	1,602	1,259	1,264	1,829
Loss from Continuing Operations before Income Taxes	(89)	(466)	(565)	(1,287)
Loss from Continuing Operations	(57)	(282)	(204)	(1,893)
Net Loss	(57)	(282)	(204)	(1,893)
Basic and Diluted Net Loss Per Share(1)	(0.01)	(0.05)	(0.03)	(0.33)
FISCAL 2002:
Net Revenues	$17,407	$18,964	$12,872	$14,060
Gross Profit	1,323	2,354	1,042	2,160
Income (Loss) from Continuing Operations before Income Taxes	(418)	441	(1,517)	41
Income (Loss) from Continuing Operations	(253)	264	(907)	(31)
Net Income (Loss)	(253)	264	(907)	(39)
Basic and Diluted Net Income (Loss) Per Share(1)	(0.04)	0.04	(0.15)	(0.01)

(1)Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

12. DISCONTINUED OPERATIONS

In December 2001, the Company decided to discontinue its retail operations, Price One RV in Mesa, Arizona. At the time of discontinuing the retail operations, the remaining motorhome inventory was sold, at a discount, to another dealership in Arizona. The Company’s financial statements have been restated to reflect the retail segment as a discontinued operation for all periods presented.

Following is summary financial information for the Company’s discontinued retail operations:

	Years Ended December 31,
	2003	2002	2001
Net Sales	$—	$—	$15,622,000

Income (Loss) from Discontinued Operations before Income Taxes	—	—	(1,028,000)
Income Tax Benefit	—	—	(333,000)

Net Loss from Discontinued Operations	$—	$—	($695,000

Net Loss on Disposal of Discontinued Operations	$—	($8,000)	$—

	As of December 31,
	2003	2002
Cash	$—	$154,000
Receivables, net	—	28,000
Inventories	—	—
Other Current Assets	—	—

Current Assets of Discontinued Operations	$—	$182,000

Property and Equipment at Cost Net of Accumulated Depreciation		37,000
Other Assets	—	—

Non-Current Assets of Discontinued Operations	$—	$37,000

Accounts Payable	—	—
Notes Payable		20,000
Other Current Liabilities	—	—

Current Liabilities of Discontinued Operations	$—	$20,000

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

     Dismissal of KPMG and Change to Beckman, Kirkland & Whitney

     On December 30, 2002, the Audit Committee of the Company dismissed the firm of KPMG LLP (“KPMG”) as the Company’s independent auditors.

     KPMG’s report on the Company’s financial statements for the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     Except as described below, during the years ended December 31, 2000 and December 31, 2001 and the subsequent interim periods preceding the date of dismissal, there were no disagreements (as defined in Item 304(a) (1) (iv) of Securities and Exchange Commission Regulation S-K).

     During the subsequent interim periods preceding the date of dismissal, the Company concluded that an incorrect number was recorded for its raw material inventory during the first quarter of 2002, and it would need to restate the financial information in its Form 10-Q for the first quarter. Initially, the Company and KPMG disagreed on the scope and timing of the independent investigation related to this error, which commenced in August of 2002. Ultimately, this disagreement was resolved with both the second quarter and restated first quarter 10-Q’s being filed after the independent investigation was completed in late September, which identified no further changes were needed to the first quarter’s financial statements other than what had been originally identified by management.

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

     KPMG also proposed a very significant increase in the billing rates it had used in the past for the Company, which led to the Company’s Audit Committee to solicit bids for the upcoming 2002 yearend audit.

     As the Company announced in its press release dated March 7, 2003, the Company’s Audit Committee gave consideration to the information provided by KPMG with respect to their proposed increase in fees. The Audit Committee shared this information with Beckman Kirkland & Whitney (“BKW”), the Company’s new auditors (see below), and requested BKW to perform additional tests and procedures as part of its audit for the year ended December 31, 2002 and to report to the Audit Committee with respect to the internal controls of the Company related to information technology systems and inventory.

     The decision to dismiss KPMG was recommended by the Audit Committee and unanimously approved by the Company’s Board of Directors.

     The Company provided KPMG with the foregoing disclosures. Exhibit 16.1 to this Form 10-K is a copy of KPMG’s letter dated September 26, 2003 stating whether it agreed with the foregoing statements.

     On March 5, 2003, the Company engaged BKW to serve as its new independent public accountants.

     During the years ended December 31, 2000 and December 31, 2001 and the subsequent interim periods, the Company did not consult with BKW regarding either (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a) (l) (iv) of Regulation S-K) or a reportable event (as defined in Item 304(a) (l) (v) of Regulation S-K).

     The decision to engage BKW was recommended by the Company’s Audit Committee and unanimously approved by the Company’s Board of Directors.

     Resignation of BKW and Change to Cacciamatta Accountancy Corporation

     By letter dated March 4, 2004, BKW resigned as the independent accountants for the Company because BKW’s application with the Public Company Accounting Oversight Board (the “PCAOB”) was still pending approval. Until such approval, BKW is unable to issue audit reports on the financial statements of public companies subject to SEC regulations and therefore currently cannot issue an audit report on the Company’s financial statements at and for the year ended December 31, 2003. BKW was unable to estimate when the PCAOB will complete its review process and therefore resigned in order to protect the interests of the Company.

     On March 5, 2004, the Company, upon the recommendation of its audit committee, engaged Cacciamatta Accountancy Corporation (“CAC”), located in Irvine, California, to serve as its new auditors.

     BKW reported on the Company’s financial statements at and for the year ended December 31, 2002. The audit report of BKW on the Company’s financial statements as of and for the year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 31, 2002 and December 31, 2003 and the subsequent interim period to the date hereof, there were none of the following involving the Company and BKW: (i) any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BKW’s satisfaction, would have caused BKW to make reference to the subject matter of the disagreement in connection with its report; or (ii) a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

     During the years ended December 31, 2002 and December 31, 2003 and the subsequent interim periods, the Company did not consult with CAC regarding (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a) (1)(v) of Regulation S-K).

     The Company provided a copy of the foregoing disclosures to BKW. Exhibit 16.2 to this Form 10-K is a copy of BKW’s letter dated March 10, 2004 stating that it has found no basis for disagreement with such statements.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

     As of the end of the period covered by this report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-K, our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.

Changes In Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company and their ages as of April 14, 2003 are as follows:

Name	Age	Positions Held	Director Since
William J. Rex(1)	53	Chairman of the Board of Directors, President and Chief Executive Officer	06/19/86
Robert A Lopez (1) (2)	64	Director	05/26/93
Dr. Dennis K. Ostrom(2)	62	Director	7/12/99
Anthony J. Partipilo(2)	56	Director	11/25/03
James C. Rex	54	Vice President and General Manager of Consumer Affairs
Michael R. Pieper	39	Chief Financial Officer and Vice President of Administration

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

     Directors of the Company hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. All officers are appointed by and serve at the discretion of the Board of Directors subject, in the case of William J. Rex, to the terms of his employment agreement. See Item 11, “Executive Compensation – Employment Agreement,” below. Except for William J. and James C. Rex, who are brothers, there are no family relationships between any directors or officers of the Company. For their services as members of the Board of Directors, outside directors receive $2,000 monthly.

     Mr. William J. Rex, a founder of the Company, has served as the Company’s Chief Executive Officer from its inception as a general partnership in 1986. Upon commencing operations in corporate form in January 1987, Mr. Rex also became the Company’s President and Chairman of the Board, offices which he continues to hold. From March 1983 until founding the Company, Mr. Rex served in various executive capacities for Establishment Industries, Inc., a manufacturer of Class A and Class C motorhomes which was acquired in June 1985 by Thor Industries, Inc., a large manufacturer of recreational vehicles. His last position with Establishment Industries, Inc. was President. From 1970 until March 1983, Mr. Rex was employed in various production capacities by Dolphin Trailer Company, a manufacturer of a wide range of recreational vehicles products. At the time he left Dolphin Trailer Company (which changed its name to National R.V., Inc. in 1985), Mr. Rex was Plant Manager in charge of all production and research and development.

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

     Mr. Anthony Partipilo has been a practicing attorney in the State of California for over 30 years. He previously served as Chief Financial Officer/Vice President of Administration and Legal for Rexhall Industries, Inc., during 1997 and 1998. Mr. Partipilo is presently Associate Director/Supervising Attorney for Imhoff and Associates, PC, a Law Firm.

     Mr. James C. Rex has been employed in the recreational vehicle Industry since 1973, when he began his career with Dolphin Trailer Company. In 1983, Mr. Rex was hired by Establishment Industries to manage their Service and Warranty Department. He was later promoted to Vice President of Production where he oversaw the production of Class A and Class C motorhomes. In 1993, Mr. Rex was hired by Rexhall Industries, Inc. to manage the Company’s Customer Service Department. In 1995, he was promoted to National Director of Warranty and Service, and in 2002 to Vice President and General Manager of Consumer Affairs, and oversees the Company’s Service Center in Lancaster, California.

     Mr. Michael R. Pieper rejoined the Company in February 2003 as Manager/Information Technology and Special Projects, and was promoted to Chief Financial Officer and Vice President of Administration in September 2003. From 1992 until rejoining the Company, he was employed as Corporate Controller, Business Analyst, and Manager of Information Technology with Synergistic Systems, a medical billing company. During 1990 and 1991 he served as Accounting Manager for the Company. Mr. Pieper graduated from the University of Phoenix with a B.S. degree in Business Information Systems in 2000.

Item 11. Executive Compensation

Cash Compensation

     The following table sets forth certain information as to the Company’s Chief Executive Officer and the only other Executive Officer of the Company whose salary and bonus exceeded $100,000 for the year ended December 31, 2003:

SUMMARY COMPENSATION TABLE

		Annual Compensation
					Bonus
Name and					Accrued	Other Annual
Principal Position	Year	Salary ($)		Bonus Paid	Non-Paid	Compensation(1)
William J. Rex	03	249,600		72,354	4,896	—
Chief Executive Officer	02	235,200	(2)	87,100	22,342	—
and President	01	237,100	(2)	150,100	—	—

James C. Rex(3)	03	72,800		48,586	—	—
Vice President and General	02	67,200		46,800	—	—
Manager of Consumer	01	52,000		49,700	—	—
Affairs

(1)	The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits during 2003 did not exceed, as to any named officer, the lesser of $50,000 or 10% of the total 2003 salary and bonus paid to such named officer and, accordingly, is omitted from the table. These benefits included amounts allocated for personal use of a company-owned automobile provided to William J. Rex.

(2)	Immediately following the tragic events of September 11, 2001, William J. Rex took a 20% pay cut which was reinstated in April 2002.

(3)	Mr. James C. Rex is the brother of Mr. William J. Rex.

Option Grants and Exercises

     The Company has no option or similar plan or any outstanding options. There were no options granted or exercised during the year ended December 31, 2003.

Employment Agreement

     On July 5, 2001, the Company renewed for five years (expires July 31, 2006) an employment agreement with William J. Rex. The employment agreement provides for an annual salary of $250,000 plus a bonus determined monthly equal to 10% of income before bonus and taxes. There are no change-of-control arrangements in the employment agreement.

Compensation Committee Interlocks and Insider Participation

     None of the Company’s executive officers has served or currently serves on a board of directors or on a compensation committee of any other entity that had officers who served on the Company’s board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     The Company’s believes, based solely on a review of the copies of such reports furnished to the Company, that each report required of the Company’s executive officers, directors and 10% or greater stockholders was duly and timely filed during the year ended December 31, 2003.

Code of Business Conduct and Corporate Governance

     The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. In compliance with the applicable rules of the SEC, special ethics obligations of the Company’s Chief Executive Officer, Chief Financial Officer and other employees who perform financial or accounting functions are set forth in the section of our Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Responsibilities. The Code is available through our web site at www.rexhall.com. Printed copies are available free of charge and may be requested by contacting our Investor Relations Department either by mail at our corporate headquarters, by telephone at 661-726-0565.

     We intend to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended, regarding an amendment to, or a waiver from, our Code of Business Conduct and Corporate Governance by posting such information on our web site at www.rexhall.com.

Audit Committee Financial Expert

     The Company’s Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K and Rule 4200(a)(15) of the Nasdaq

Marketplace Rules. Anthony J. Partipilo is an “audit committee financial expert” and is independent as defined under Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Company’s directors beneficially owning Common Stock, (iii) each of the Company’s executive officers named in the Summary Compensation Table included under “Executive Compensation” under Item 11 of this Report who beneficially owning Common Stock, and (iv) all of the Company’s officers and directors as a group as of March 10, 2004:

	Number of
Name of Beneficial Owner	Shares	Percent of
Outstanding	Beneficially	Shares at
or Identity of Group	Owned(1)	April 12, 2004
Trust of William J. Rex	3,247,000	55.3%
and Cheryl L. Rex(1)
c/o Rexhall Industries
46147 7th Street West
Lancaster, California 93534
James C. Rex	10,000 (2)
All Directors and Executive Officers as a Group	3,257,000	55.5%

(1)	William J. Rex and Cheryl. L. Rex have voting and investment power with respect to all shares of Common Stock shown as beneficially owned by the trust.

(2)	Less than one percent.

Item 13. Certain Relationships and Related Transactions

     In December 2000, the Company and Mr. William J. Rex, its President and Chief Executive Officer, purchased a partially completed building on 1.7 acres in Acton, California for $401,000. The Company and Mr. Rex each contributed 50% of the purchase price and agreed to share equally in the final construction of the building on the property. In the first quarter of 2004, the Company decided to list the property for sale. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable. The note is secured by the executive’s interest in the property. The note bears interest at a rate as defined by Regulation 1.1274-4 of Internal Revenue Code of 1986, (5.12% at December 31, 2003). The largest amount owing to the Company on this loan during 2003 was $159,000 (which includes accrued interest) and at December 31, 2003 $159,000 was owed on this loan.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Please see Item 9 for a description of the changes in the Company’s principal accountant. The following is a summary of the fees billed to the Company by the Company’s principal accountants for professional services rendered for the years ended December 31, 2003 and 2002:

Fee Category	2003 Fees ($)	2002 Fees ($)
Audit Fees	155,000	116,000
Audit-Related Fees	—	246,000
Tax Fees	12,000	12,000

All Other Fees	—	—

Total Fees	167,000	374,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally required in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for professional services rendered in conjunction with the Company’s restatement of its results of operations for the first quarter ending March 31, 2002.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Not applicable

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit related services provided by the independent audits. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) (1) Financial Statements

     The following financial statements of Rexhall Industries, Inc. are filed as part of this report and included under Item 8:

•	Independent Auditor’s Report of Cacciamatta Accountancy Corporation;

•	Independent Auditor’s Report of Beckman Kirkland & Whitney;

•	Independent Auditor’s Report of KPMG LLP;

•	Consolidated Balance Sheets December 31, 2003 and 2002;

•	Consolidated Statements of Operations For The Years Ended December 31, 2003, 2002 and 2001;

•	Consolidated Statements of Stockholders’ Equity For The Years Ended December 31, 2001, 2002 and 2003;

•	Consolidated Statements of Cash Flows For The Years Ended December 31, 2003, 2002 and 2001; and

•	Notes to Consolidated Financial Statements

     (2) Financial Statement Schedule

Schedule I – Valuation and Qualifying Accounts Page 53

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (3) Exhibits. The following exhibits are filed (or incorporated) as part of this Report:

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to exhibit 3.1 as filed on Form S-18 Registration Statement with the SEC on 5/16/89)
3.2	Bylaws, as amended to date (incorporated by reference to exhibit 3.2 as filed on Form S-18 Registration Statement with the SEC on 5/16/89).
4.1	A specimen of the Company’s common stock certificate (incorporated by reference to exhibit 3.1 as filed on Form S-18 Registration Statement with the SEC on 5/16/89).
10.1	Employment Agreement with William J. Rex (incorporated by reference to exhibit 3.1 as filed on Form S-18 Registration Statement with the SEC on 5/16/89).
* 10.2	Amendment to Employment Agreement with William J. Rex dated 07/05/01.
* 10.3	Authorized Ford Motor Company Converter Pool Agreement effective 5/24/90.
10.4	Financial Agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis effective 11/10/03 (incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q filed with the SEC on 11/14/03).
* 10.5	Rex note and mortgage/trust deed to Rexhall securing note for $151,000 in favor of Rexhall.
10.6	Documents reflecting January 2003 purchase of 12.48 acres of land adjacent to headquarters in Lancaster, California; including promissory note for $300,000; the agreement with the City of Lancaster permitting foregiveness of promissory note in total or in part based upon a formula for providing jobs.
* 10.7	Rexhall promissory note reflecting indebtedness to the City of Lancaster Redevelopment Agency for $980,000, of which $634,000 was owed at 12/31/03.
14.1	Code of Business Conduct and Ethics
16.1	Letter dated September 26, 2003 of KPMG LLP (incorporated by reference to Exhibit 16(b) of registrant’s Form 8-K/A (Amendment No. 3) filed with the SEC on October 1, 2003).
16.2	Letter dated March 4, 2004 of Beckman, Kirkland & Whitney (incorporated by reference to Exhibit 16.1 of registrant’s Form 8-K filed with the SEC on March 12, 2004).
25.1	Power of Attorney (included on signature page).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*	To be filed by amendment.

(b) Reports on Form 8-K

     A Form 8-K/A (Amendment No. 3) was filed on October 1, 2003 by Registrant reporting under Item 7(c) and filing as Exhibit 16(b) a letter, dated September 26, 2003, from KPMG LLP the Securities and Exchange Commission.

Signatures

     Pursuant to the requirements of section 13 or 5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated (Registrant)

By /S/ William J. Rex	By /S/ J. Michael R. Pieper

(Signature and Title)*	(Signature and Title)*
William J. Rex, President, CEO & Chairman	Michael R. Pieper, CFO & V.P. of Administration
(Principal Executive Officer)	(Principal Financial and Accounting Officer)
Date: April 14, 2004	Date: April 14, 2004

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Rex as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

By /S/ William J. Rex

(Signature and Title)*
William J. Rex
President & CEO
Chairman of the Board
Date: April 14, 2004

By /S/ Michael R. Pieper

(Signature and Title)*
Michael R. Pieper
CFO & V.P. of Administration
Date: April 14, 2004

By /S/ Robert A. Lopez

(Signature and Title)*
Robert A. Lopez
Director
Date: April 14, 2004

By /S/ Tony Partipilo

(Signature and Title)*
Tony Partipilo
Director
Date: April 14, 2004

By /S/ Dr. Dennis K. Ostrom

(Signature and Title)*
Dr. Dennis K. Ostrom
Director
Date: April 14, 2003

Schedule I
Valuation and Qualifying Accounts

Allowance for Doubtful Receivables

BALANCE, December 31, 2000	100,000
Additions: Charges to Operations	283,000
Deductions: A/R Write Offs	(281,000)

BALANCE, December 31, 2001	$102,000

Additions: Charges to Operations	1,000
Deductions: A/R Write Offs	(—)

BALANCE, December 31, 2002	$103,000

Additions: Charges to Operations	—
Deductions: A/R Write Offs	(56,000)

BALANCE, December 31, 2003	47,000