Form 10-Q
period 2004-03-31
REXHALL INDUSTRIES INC
filed 2004-05-14
CIK 850476

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter End March 31, 2004	Commission file number: 0-17824

REXHALL INDUSTRIES, INC.

(Exact name of Registrant as specified in its charter)

California (State of Incorporation)	95-4135907 (IRS Employer Identification No.)

46147 7th Street West, Lancaster, California 93534
(Address of principal executive offices) (Zip Code)

(661) 726-0565
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

As of May 11, 2004, there were 5,872,700 shares of common stock outstanding.

REXHALL INDUSTRIES, INC.

- ii -

PART I — FINANCIAL INFORMATION

Item 1. — Condensed Consolidated Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$406,000	$1,883,000
Accounts Receivables, net	1,077,000	1,332,000
Income Tax Receivable	549,000	551,000
Inventories	18,131,000	17,848,000
Deferred Income Taxes	159,000	124,000
Other Current Assets	199,000	265,000

TOTAL CURRENT ASSETS	$20,521,000	$22,003,000
Property and Equipment at Cost Net of Accumulated Depreciation	4,342,000	4,613,000
Property Held for Sale	1,390,000	1,189,000
Other Assets	194,000	194,000

TOTAL ASSETS	$26,447,000	$27,999,000

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,412,000	1,836,000
Chassis Vendor Line of Credit	3,291,000	4,432,000
Notes Payable and Current Portion of Long-Term Debt	54,000	54,000
Accrued Warranty	619,000	980,000
Accrued Legal	1,408,000	1,594,000
Accrued Dealer Incentives	391,000	384,000
Other Accrued Liabilities	1,180,000	1,102,000
Accrued Compensation and Benefits	202,000	280,000

TOTAL CURRENT LIABILITIES	9,557,000	10,662,000
Long-Term Debt, less Current Portion	925,000	942,000

TOTAL LIABILITIES	10,482,000	11,604,000

STOCKHOLDERS’ EQUITY
Preferred Stock — no par value, Authorized, 1,000,000 shares; none issued	—	—
Common Stock — no par value, Authorized, 10,000,000 shares; issued and outstanding 5,872,700 at March 31, 2004 and 5,872,700 December 31, 2003	5,580,000	5,580,000
Retained Earnings	10,385,000	10,815,000

TOTAL STOCKHOLDERS’ EQUITY	15,950,000	16,395,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,447,000	$27,999,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
Net Revenues	$4,779,000	$12,946,000
Cost of Sales	4,288,000	11,344,000

Gross Profit	$491,000	$1,602,000
Operating Expenses:
Selling, General, Administrative Expenses and Other Expenses	919,000	1,691,000

Income/(Loss) before Income Taxes	(428,000)	(89,000)
Income Tax Expense/(Benefit)	2,000	(32,000)

Net Income/(Loss)	$(430,000)	$(57,000)

Basic and Diluted Income/(Loss) — Per Share	$(0.07)	$(0.01)

Weighted Average Shares Outstanding Basic and Diluted	5,872,700	5,997,700

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(430,000)	$(57,000)
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	85,000	90,000
Provision for deferred income taxes	(35,000)	—
(Increase)/Decrease in:
Accounts receivable	255,000	(158,000)
Inventories	(283,000)	(7,000)
Income tax receivable	2,000	—
Increase/(Decrease) in:
Accounts payable	576,000	2,052,000
Warranty allowance	(361,000)	17,000
Accrued legal	(186,000)	(232,000)
Dealer incentives	7,000	(111,000)
Other assets and liabilities	66,000	(116,000)

Net cash provided by/(used in) operating activities	(304,000)	1,478,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(15,000)	(910,000)

Net cash provided by/(used in) investing activities	(15,000)	(910,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(17,000)	(9,000)
Proceeds/(repayment) on chassis vendor line of credit	(1,141,000)	(1,349,000)
Proceeds from redevelopment agency	—	300,000
Repurchase and retirement of stock	—	(247,000)

Net cash used in financing activities	(1,158,000)	(1,305,000)

NET INCREASE/(DECREASE) IN CASH	(1,477,000)	(737,000)
BEGINNING CASH BALANCE	1,883,000	5,757,000

ENDING CASH BALANCE	$406,000	$5,020,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$52,000	$52,000

Supplemental disclosure of non-cash financing activities:
Notes payable for insurance policies	$281,000	$441,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2004

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

For further information refer to the Financial Statements and footnotes included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

4. Inventory

	March 31, 2004	December 31, 2003
Chassis	$6,192,000	$8,306,000
Raw Materials	2,859,000	2,638,000
Work-in-Progress	5,682,000	2,033,000
Finished Goods	3,398,000	4,871,000

Total	$18,131,000	$17,848,000

5. Property & Equipment

At March 31, 2004, the Company’s customer service Center in Mesa, Arizona was listed as held for sale. The facility is approximately 10,000 square feet on four acres of land, with a net book value of $1,189,000 as of March 31, 2004.

Additionally, at March 31, 2004, the Company’s property in Acton, California was listed as held for sale with a net book value of $201,000. Originally purchased for $401,000 in December 2000 by the Company and Mr. William J. Rex, the Company’s President and Chief Executive Officer, the property is approximately 1.7 acres with a partially constructed building on its premises. The Company and Mr. Rex each contributed 50% of the purchase price and agreed to share equally in the final construction of the building on the property. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable. The note is secured by the executive’s interest in the property.

Item 2. — Management Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, “we,” “us,” “our,” “Rexhall” or the “Company” refer to Rexhall Industries, Inc. and, where applicable, its consolidated subsidiary.

All statements in this discussion and analysis which relate to future sales, costs, capital expenditures or earnings are “Forward-Looking Statements” and should be read subject to the assumptions contained in the section “Forward-Looking Statements”.

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

There have been no material changes in our critical accounting policies from the filing of our Annual Report filed on Form 10-K for the year ended December 31, 2003

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

Revenues — 2004 compared to 2003

Net revenues for the quarter ended March 31, 2004 were $4,779,000 as compared to $12,946,000 for the same quarter in 2003. This represents a 63% decrease from the prior year. Net units sold for the quarter ended March 31, 2004 were 51 compared to 152 for the quarter ended March 31, 2003, a 66% decrease. Wholesale shipments of the Company’s gas motorhomes were down 57%, while diesel shipments were down 69% when compared to last year’s first quarter.

The Company’s sales continued to be below prior year levels and have declined significantly while the industry, in general, has experienced increased sales. Management believes the decline is a result of two major factors. Availability of external flooring sources has diminished for many of the Company’s dealers, and as a result, its dealer network has similarly diminished. In contrast, many of the Company’s larger competitors provide flooring for its dealers-making it easier for dealers to do business with the larger manufacturer. Management also believes its premature announcement of the new T-Rex floorplans has caused sales of its standard-line products to suffer, while its dealers opt to “wait and see” how the T-Rex will be received by the public, and to reserve its limited flooring for the T-Rex.

Gross Profit — 2004 compared to 2003

Gross profit decreased to $491,000 from $1,602,000 for the same quarter in 2003, which is a decrease of $1,111,000 or 69%. Gross margin was 10% as compared to 12% last year. The decrease in gross margin was primarily due to a decrease in production and increases in per-unit direct labor and manufacturing expense related to rework done on T-Rex slide units.

Selling, General, Administrative and Other Expenses — 2004 compared to 2003

Selling, General, Administrative and Other Expenses decreased by approximately $772,000 from the first quarter of 2003 to the first quarter of 2004. The decrease in SG&A expenses is largely related to a $480,000 reduction in warranty costs, a $238,000 reduction in administrative salaries and bonus, and a $63,000 reduction in advertising expense. Selling, general, administrative and other expenses increased to 19% as a percentage of sales when compared to 13% for the quarter ended March 31, 2003 primarily as a result of the decline in sales.

Income Taxes — 2004 compared to 2003

Income tax expense was $2,000 for the quarter ended March 31, 2004 as compared to a benefit of $32,000 in the same quarter of 2002. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of March 31, 2004, the Company had working capital of $10,964,000, compared to $11,341,000 at December 31, 2003. The $377,000 decrease in working capital is primarily due to a $1,477,000 decrease in cash, a $255,000 decrease in accounts receivable, and a $576,000 increase in accounts payable, partially offset by a $283,000 increase in inventory, a $1,141,000 decrease in the chassis vendor line of credit, a $361,000 decrease in warranty accrual, and a $186,000 decrease in the legal accrual.

Capital expenditures during the first three months of 2004 were $15,000. The Company has made no commitments for, and does not expect to make material capital expenditures for the remaining three quarters of 2004-depending upon market conditions.

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

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company (“FMCC”), with a $3,500,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.00% at March 31, 2004). All borrowings are secured by the Ford merchandise. The outstanding balance at March 31, 2004 was $2,421,000.

Additionally, the Company has a financing agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis. The limit on this line of credit is $1,600,000. Borrowings under this line of credit bear interest at the rate of prime plus 1% (5.00% at March 31, 2004). The chassis purchased from Workhorse secure borrowings under this line of credit. The outstanding balance under this line of credit was $870,000 at March 31, 2004.

In light of the Company’s elevated inventory levels at the start of 2004, management expects cash requirements for the year to be significantly lower as the Company uses up its material and raw chassis inventory and sells through its finished goods inventory. Accordingly, the Company anticipates that it will be able to satisfy its ongoing cash requirements through 2004 primarily with cash flows from operations and chassis purchase lines of credit. Additional cash may be generated through the Company’s sale of its Mesa, Arizona and Acton, California facilities, provided the Company is able to sell the properties in the near future.

Repurchase Agreements — Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the three months ended March 31, 2004 and 2003, the Company repurchased approximately $818,000 and $528,000 respectively, (wholesale value) of motorhomes under these agreements. At March 31, 2004 and 2003, approximately $12,310,000 and $26,950,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any

Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that under certain conditions require the repurchasing of motorhomes whenever a dealership is terminated.

New Accounting Pronouncements

None.

Certain Risk Factors That Could Affect Future Results

You should carefully consider and evaluate all of the information in this Form 10-Q, including the risk factors listed below. The risks described below are not the only ones facing our company. Additional risk not now known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

Continuation of Losses. The Company has had net losses totaling $2.4 million, $935,000 and $2.0 million for 2003, 2002 and 2001, respectively, net losses of $430,000 in the three months ended March 31, 2004. Continued losses could reduce the Company’s liquidity. This could have a negative effect on the Company’s ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due.

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

Repurchase Arrangements. As is typical in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases of the Company’s Class A motorhomes. These agreements require the Company to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $16.6 million as of December 31, 2003 and $12.3 million at March 31, 2004. During the three months ended March 31, 2004, the Company repurchased approximately $818,000 in the wholesale value of motorhomes. If the Company became obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

Item 3. — Quantitative and Qualitative Disclosure About Market Risk

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

Item 4. — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by the report on Form 10-Q, our Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

One report on Form 8-K was filed during the period covered by this Report.

•	An 8-K dated March 4, 2004 was filed on March 12, 2004 reporting matters under Item 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex

William J. Rex
President and CEO
Chairman of the Board
Date: May 14, 2004

By /S/ Michael R. Pieper

Michael R. Pieper
Chief Financial Officer
Date: May 14, 2004