Form 10-Q
period 2004-06-30
REXHALL INDUSTRIES INC
filed 2004-08-16
CIK 850476

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For Quarter End June 30, 2004		Commission file number: 0-17824

REXHALL INDUSTRIES, INC. (Exact name of Registrant as specified in its charter)

California (State of Incorporation)		95-4135907 (IRS Employer Identification No.)

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

As of August 9, 2004, there were 5,872,700 shares of common stock outstanding.

REXHALL INDUSTRIES, INC.

INDEX

PART I – FINANCIAL INFORMATION
PAGE NUMBER
Item 1.
Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	1

Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and June 30, 2003	4

Notes to Condensed Consolidated Financial Statements	5-8

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-11

Item 3.
Quantitative and Qualitative Disclosure about Market Risks	11

Item 4.
Controls and Procedures	12

PART II – OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	13

Signatures	14

Officer Certifications	15-16

PART I – FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash	$332,000	$1,883,000
Accounts Receivables, net	1,139,000	1,332,000
Income Tax Receivable	606,000	551,000
Inventories	16,076,000	17,848,000
Deferred Income Taxes	159,000	124,000
Other Current Assets	177,000	265,000

TOTAL CURRENT ASSETS	$18,489,000	$22,003,000
Property and Equipment at Cost Net of Accumulated Depreciation	4,274,000	4,613,000
Property Held for Sale	1,390,000	1,189,000
Other Assets	194,000	194,000

TOTAL ASSETS	$24,347,000	$27,999,000

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,899,000	$1,836,000
Chassis Vendor Lines of Credit	2,185,000	4,432,000
Notes Payable and Current Portion of Long-Term Debt	54,000	54,000
Accrued Warranty	475,000	980,000
Accrued Legal	1,732,000	1,594,000
Accrued Dealer Incentives	397,000	384,000
Other Accrued Liabilities	1,317,000	1,102,000
Accrued Compensation and Benefits	276,000	280,000

TOTAL CURRENT LIABILITIES	8,335,000	10,662,000

Long-Term Debt, less Current Portion	909,000	942,000

TOTAL LIABILITIES	9,244,000	11,604,000

STOCKHOLDERS' EQUITY
Preferred Stock - no par value, Authorized, 1,000,000 shares; none issued	--	--
Common Stock - no par value, Authorized, 10,000,000 shares; issued and utstanding 5,872,700 at June 30, 2004 and 5,872,700 December 31, 2003	5,580,000	5,580,000
Retained Earnings	9,523,000	10,815,000

TOTAL STOCKHOLDERS' EQUITY	15,103,000	16,395,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,347,000	$27,999,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30, 2004	June 30, 2003

Net Revenues	$5,031,000	$9,642,000
Cost of Sales	4,593,000	8,383,000

Gross Profit	$438,000	$1,259,000
Operating Expenses:
Selling, General, Administrative Expenses and Other Expenses	1,301,000	1,725,000

Income/(Loss) before Income Taxes	(863,000)	(466,000)
Income Tax (Expense)/Benefit	-0-	184,000

Net Income/(Loss)	$(863,000)	$(282,000)

Basic and Diluted Income/(Loss) - Per Share	$(0.15)	$(0.05)

Weighted Average Shares Outstanding Basic and Diluted	5,872,700	5,872,700

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Six Months Ended
	June 30, 2004	June 30, 2003

Net Revenues	$9,810,000	$22,588,000
Cost of Sales	8,880,000	19,727,000

Gross Profit	$930,000	$2,861,000
Operating Expenses:
Selling, General, Administrative Expenses and Other Expenses	2,224,000	3,416,000

Income/(Loss) before Income Taxes	(1,294,000)	(555,000)
Income Tax (Expense)/Benefit	2,000	217,000

Net Income/(Loss)	$(1,292,000)	$(338,000)

Basic and Diluted Income/(Loss) - Per Share	$(.22)	$(.06)
Weighted Average Shares Outstanding
Basic and Diluted	5,872,700	5,872,700

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	$(1,292,000)	$(338,000)

Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	183,000	178,000
Provision for deferred income taxes	(35,000)	70,000
(Increase)/Decrease in:
Accounts receivable	193,000	(403,000)
Inventories	1,772,000	(2,551,000)
Income tax receivable	(55,000)	(176,000)
Increase/(Decrease) in:
Accounts payable	63,000	1,157,000
Warranty allowance	(505,000)	(64,000)
Accrued legal	138,000	(268,000)
Dealer incentives	13,000	(69,000)
Other assets and liabilities	299,000	(312,000)

Net cash provided by/(used in) operating activities	774,000	(2,776,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(45,000)	(1,058,000)

Net cash provided by/(used in) investing activities	(45,000)	(1,058,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(33,000)	(40,000)
Proceeds/(repayment) on chassis vendor line of credit	(2,247,000)	(1,696,000)
Proceeds from redevelopment agency	--	300,000
Proceeds received from sale of equipment	--	98,000
Repurchase and retirement of stock	--	(326,000)

Net cash used in financing activities	(2,280,000)	(1,664,000)

NET INCREASE/(DECREASE) IN CASH	(1,551,000)	(5,498,000)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS	--	199,000
BEGINNING CASH BALANCE	1,883,000	5,757,000

ENDING CASH BALANCE	$332,000	$458,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period	$104,000	$74,000

Supplemental disclosure of non-cash financing activities: Notes payable for insurance policies	$170,000	$475,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2004

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

4. Inventory

	June 30, 2004	December 31, 2003

Chassis	$5,670,000	$8,306,000
Raw Materials	2,682,000	2,638,000
Work-in-Progress	3,463,000	2,033,000
Finished Goods	4,261,000	4,871,000

Total	$16,076,000	$17,848,000

5. Property & Equipment

At June 30, 2004, the Company’s customer service Center in Mesa, Arizona was listed as held for sale. The facility is approximately 10,000 square feet on four acres of land, with a net book value of $1,189,000 as of June 30, 2004. On August 3, 2004, the Company sold the Arizona property for net proceeds of $1,435,000, receiving $1,060,000 in cash and a promissory note in the amount of $375,000 secured by a second trust deed on the property. The note bears an interest rate of 6.5% per annum and requires monthly payments of principal and interest in the amount of $2,795.20 to commence January 1, 2005 and continue through January 1, 2012, at which time the unpaid principal balance (assuming no prepayments of principal) of $309,000 and accrued and unpaid interest is due and payable.

At June 30, 2004, the Company’s property in Acton, California was listed as held for sale with a net book value of $201,000. Originally purchased for $401,000 in December 2000 by the Company and Mr. William J. Rex, the Company’s President and Chief Executive Officer, the property is approximately 1.7 acres with a partially constructed building on its premises. The Company and Mr. Rex each contributed 50% of the purchase price and agreed to share equally in the final construction of the building on the property. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable. The note is secured by the executive’s interest in the property.

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

Warranty Costs

The Company provides an estimate for accrued warranty costs at the time a product is sold. This estimate is based on historical average per-unit repair costs and current dealer inventories, as well as other reasonable assumptions as have been deemed appropriate by management. However, actual costs may vary from estimates, requiring adjustments to warranty reserves. These reserves are reviewed by management on a quarterly basis and adjusted accordingly. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty costs that it has in the past. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company's operating results for the period or periods in which such claims or additional costs materialize.

There have been no material changes in our critical accounting policies from the filing of our Annual Report filed on Form 10-K for the year ended December 31, 2003.

Results of Operations

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

Revenues – 2004 compared to 2003

Net revenues for the quarter ended June 30, 2004 were $5,031,000 as compared to $9,642,000 for the same quarter in 2003. This represents a 48% decrease from the prior year. Net units sold for the quarter ended June 30, 2004 were 58 compared to 112 for the quarter ended June 30, 2003, a 49% decrease. Wholesale shipments of the Company’s gas motorhomes were down 48%, while diesel shipments were down 50% when compared to last year’s second quarter.

The Company continues to struggle with low sales due to the diminishing dealer network which management believes has resulted from competition from Rexhall’s largest competitors who were able to provide more favorable flooring financial arrangements for their dealer networks. Along with this factor, many of Rexhall’s dealers had exclusive territory agreements that have allowed them to maintain extremely low inventory levels of motorhomes and therefore order fewer units from the Company. Since most of these exclusivity agreements have expired, Rexhall may now start an aggressive campaign to initiate new dealerships primarily concentrating in the 11 western states. This concentration will offer the Company the opportunity to make a strong effort seeking to earn back a portion of the market, which it has lost over the last few years.

Gross Profit – 2004 compared to 2003

Gross profit decreased to $438,000 from $1,259,000 for the same quarter in 2003, which is a decrease of $821,000 or 66%. Gross margin was 9% as compared to 13% last year. The decrease in gross margin was primarily due to a decrease in production and increases in per-unit direct labor.

Selling, General, Administrative and Other Expenses – 2004 compared to 2003

Selling, General, Administrative and Other Expenses decreased by approximately $424,000 from the second quarter of 2003 to the second quarter of 2004. The decrease in SG&A expenses is largely related to a $308,000 reduction in warranty costs, which is related to the low sales volume in 2003 and the first half of 2004, and a decrease in salaries of $125,000 attributed to the reduction in administrative personnel.

Income Taxes – 2004 compared to 2003

Income tax expense was zero for the quarter ended June 30, 2004 as compared to a benefit of $184,000 in the same quarter of 2003. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

Revenues – 2004 Comparison to 2003

Net revenues for the first six months ended June 30, 2004 were $9,810,000 as compared to $22,588,000 for the first half of 2003. This represents a 57% decrease from the prior year. Net units sold for the six months ended June 30, 2004 were 108 compared to 260 for the six months ended June 30, 2003, a 59% decrease. Wholesale shipments of the Company’s gas motorhomes were down 57%, while diesel shipments were down 66%.

The Company continues to struggle with low sales due to the diminishing dealer network, which management believes has resulted from competition from Rexhall’s largest competitors who were able to provide more favorable flooring financial arrangements for their dealer networks. Along with this factor, many of Rexhall’s dealers had exclusive territory agreements that have allowed them to maintain extremely low inventory levels of motorhomes and therefore order fewer units from the Company. Since most of these exclusivity agreements have expired, Rexhall may now start an aggressive campaign to initiate new dealerships primarily concentrating in the 11 western states. This concentration will offer the Company the opportunity to make a strong effort seeking to earn back a portion of the market, which it has lost over the last few years.

Gross Profit - 2004 Comparison to 2003

Gross profit decreased to $930,000 from $2,861,000 for the same six months in 2003, which is a decrease of $1,931,000 or 68%. Gross margin was 10% as compared to 13% last year. The decrease was primarily due to a decrease in production and an increase in per unit direct labor.

Selling, General, Administrative and Other Expenses - 2004 Comparison to 2003

Selling, General, Administrative and Other Expenses decreased by approximately $1,192,000 from the first half of 2003 to the first half of 2004. Selling, general and other expenses primarily due to a $362,000 reduction in salaries and a $787,000 decrease in warranty. . The decrease in salaries is primarily due to the reduction in administrative personal. Decreases in warranty costs are attributable to the low sales volume in 2003 and the first half of 2004.

Income Taxes – 2004 Comparison to 2003

Income tax benefit was $2,000 for the six months ended June 30, 2004 as compared to a tax benefit of $217,000 in the first half of 2003. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of June 30, 2004, the Company had working capital of $10,154,000, compared to $11,341,000 at December 31, 2003. The $1,187,000 decrease in working capital is primarily due to a $1,551,000 decrease in cash, a $193,000 decrease in accounts receivable, and a $1,772,000 decrease in inventory, and a $2,247,000 decrease in the chassis vendor line of credit. The Company’s available cash, which was only $332,000 at June 30, 2004, has increased by $1,060,000 from its receipt of cash proceeds from the sale of the real property underlying its former customer Service Center in Mesa, Arizona on August 3, 2004.

Capital expenditures during the first six months of 2004 were $45,000. The Company has made no commitments for, and does not expect to make material capital expenditures for the remaining two quarters of 2004—depending upon market conditions.

Since September 30, 2003, Rexhall has self insured for Workers’ Compensation Insurance through the California Self Insurer’s Security Fund and its Alternative Security Program (ASP). Under the ASP, the fund annually arranges for a composite security deposit for participating self-insurers rather than rely on such members to arrange for their security deposits on an individual basis. The Company’s covered deposit under this plan is $711,000 at June 30, 2004, which is included in other liabilities on the Company’s balance sheet.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company (“FMCC”), with a $3,500,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.00% at June 30, 2004). All borrowings are secured by the Ford merchandise. The outstanding balance at June 30, 2004 was $1,699,000.

Additionally, the Company has a financing agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis. The limit on this line of credit is $1,600,000. Borrowings under this line of credit bear interest at the rate of prime plus 1% (5.00% at June 30, 2004). The chassis purchased from Workhorse secure borrowings under this line of credit. The outstanding balance under this line of credit was $486,000 at June 30, 2004.

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the six months ended June 30, 2004 and 2003, the Company repurchased approximately $1,978,000 and $1,412,000 respectively, (wholesale value) of motorhomes under these agreements. At June 30, 2004 and 2003, approximately $16,878,000 and $23,500,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that under certain conditions require the repurchasing of motorhomes whenever a dealership is terminated.

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

Continuation of Losses. The Company has had net losses totaling $2.4 million, $935,000 and $2.0 million for 2003, 2002 and 2001, respectively, net losses of $1,292,000 in the six months ended June 30, 2004. Continued losses could reduce the Company’s liquidity. This could have a negative effect on the Company’s ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on the Company’s sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due.

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

Repurchase Arrangements. As is typical in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases of the Company’s Class A motorhomes. These agreements require the Company to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $16.6 million as of December 31, 2003 and $16.8 million at June 30, 2004. During the six months ended June 30, 2004, the Company repurchased approximately $1,978,000 in the wholesale value of motorhomes. If the Company became obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

Competition. The Company competes with numerous manufacturers, many of which have multiple product lines of recreational vehicles, which are larger and have substantially greater financial and other resources than the Company. In addition, sales of used recreational vehicles provide competition to recreational vehicle manufacturers.

Government Regulation. The Company is subject to numerous federal, state and local regulations governing the manufacture and sale of its motorhomes. It is also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws”. Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including buses and motor homes that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Finally, federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal that affect the Company’s business and operations. Failure to comply with any of the foregoing laws or regulations could have an adverse impact on the Company’s business.

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

Item 3. - Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of its business, the Company is exposed to certain market risks, including changes in interest rates. After an assessment of these risks to the Company’s operations, the Company believes that its primary market risk exposures relating to interest rates (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company’s financial condition, results of operations or cash flows for the remaining fiscal year.

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

Item 6.Exhibits and Reports On Form 8-K

(a)	Exhibits

	31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

	31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act.

	32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

One report on Form 8-K was filed during the period covered by this Report.

● An 8-K dated May 20, 2004 was filed on May 20, 2004 reporting matters under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /S/ William J. Rex
William J. Rex
President and CEO
Chairman of the Board
Date: August 16, 2004

By /S/ Dianna Miller
Dianna Miller
Chief Financial Officer
Date: August 16, 2004

