Form 10-Q
period 2004-09-30
REXHALL INDUSTRIES INC
filed 2004-11-22
CIK 850476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 5, 2004, there were 5,852,700 shares of common stock outstanding.

REXHALL INDUSTRIES, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003	2-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003	4

Notes to Condensed Consolidated Financial Statements	5-6

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-12

Item 3.
Quantitative and Qualitative Disclosure about Market Risk	13

Item 4.
Controls and Procedures	13

PART II - OTHER INFORMATION

Item 2. Changes in Securities use of Proceeds and Issuer Purchases of Equity Securities

Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

Officer Certifications	16-17

-ii -

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$772,000	$1,883,000
Accounts Receivables, net	322,000	1,332,000
Income Tax Receivable	606,000	551,000
Inventories	13,155,000	17,848,000
Deferred Income Taxes	43,000	124,000
Other Current Assets	138,000	265,000
TOTAL CURRENT ASSETS	$15,036,000	$22,003,000
Property and Equipment at Cost Net of Accumulated Depreciation	4,168,000	4,613,000
Property Held for Sale	201,000	1,189,000
Note Receivable from Officer	181,000	159,000
Long-Term Note Receivable	375,000	---------
Deposits	5,000	35,000
TOTAL ASSETS	$19,996,000	$27,999,000
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,697,000	$1,836,000
Chassis Vendors Lines of Credit	1,405,000	4,432,000
Notes Payable and Current Portion of Long-Term Debt	54,000	54,000
Accrued Warranty	332,000	980,000
Accrued Legal	1,613,000	1,594,000
Accrued Dealer Incentives	391,000	384,000
Other Accrued Liabilities	1,328,000	1,102,000
Accrued Compensation and Benefits	264,000	280,000
TOTAL CURRENT LIABILITIES	7,084,000	10,662,000

Long-Term Debt, less Current Portion	893,000	942,000
TOTAL LIABILITIES	7,977,000	11,604,000
STOCKHOLDERS' EQUITY
Preferred Stock - no par value,
authorized, 1,000,000 shares; none issued	0	0
Common Stock - no par value,
authorized, 10,000,000 shares;
issued and outstanding
5,852,700 at September 30, 2004
and 5,872,700 at December 31, 2003	5,552,000	5,580,000
Retained Earnings	6,467,000	10,815,000
TOTAL STOCKHOLDERS' EQUITY	12,019,000	16,395,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,996,000	$27,999,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	September 30, 2004	September 30, 2003

Net Revenues	$3,110,000	$10,823,000

Cost of Sales	(5,516,000)	9,559,000

Gross Profit/(Loss)	$(2,406,000)	$1,264,000

Operating Expenses

Selling, General and Administrative	915,000	1,100,000

Research and Development	2000	729,000
	917,000	1,829,000
Loss from Operations	(3,323,000)	(565,000)

Other Income	271,000	0

Income/(Loss) before Income Taxes	(3,052,000)	(565,000)

Income Tax (Expense)/Benefit	0	361,000
Net Income/(Loss)	$(3,052,000)	$(204,000)
Basic and Diluted Income/(Loss) per Share	$(.52)	$(.03)
Weighted Average Shares Outstanding - Basic and Diluted	5,866,613	5,872,700

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended
	September 30, 2004	September 30, 2003

Net Revenues	$12,920,000	$33,411,000

Cost of Sales	14,400,000	29,286,000

Gross Profit/(Loss)	$(1,480,000)	$4,125,000

Operating Expenses

Selling, General and Administrative	3,137,000	4,517,000

Research and Development	4000	729,000
	3,141,000	5,246,000

Loss from Operations	(4,621,000)	(1,121,000)

Other Income	271,000	0

Income/(Loss) before Income Taxes	(4,350,000)	(1,121,000)

Income Tax (Expense)/Benefit	2,000	579,000

Net Income/(Loss)	$(4,348,000)	$(542,000)

Basic and Diluted Income/(Loss) - per Share	$(0.74)	$(0.09)
Weighted Average Shares Outstanding - Basic and Diluted	5,870,649	5,872,700

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(4,348,000)	$(542,000)
Adjustments to reconcile net income to net cash provided by/ (used in) operating activities:
Depreciation and amortization	247,000	288,000
Gain on sale of property, plant and equipment	(271,000)	-----
Provision for deferred income taxes	81,000	323,000
(Increase)/Decrease in:
Accounts receivable	1,010,000	(1,678,000)
Inventories	4,693,000	699,000
Income tax receivable	(55,000)	(176,000)
Increase/(Decrease) in:
Accounts payable	(139,000)	648,000
Warranty allowance	(648,000)	(97,000)
Accrued legal	19,000	(496,000)
Dealer incentives	7,000	(104,000)
Other assets and liabilities	382,000	(1,933,000)
Net cash provided by/(used in) operating activities	978,000	(3,068,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(45,000)	(1,065,000)
Proceeds from sale of property and equipment	1,060,000	--

Net cash provided by/(used in) investing activities	1,015,000	(1,065,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on long-term debt	(49,000)	(40,000)
Repayments on short-term notes	--	--
Proceeds/(repayment) on chassis vendor line of credit	(3,027,000)	(1,473,000)
Proceeds from redevelopment agency		300,000
Proceeds received for purchase of equipment		98,000
Repurchase and retirement of stock	(28,000)	(326,000)

Net cash used in financing activities	(3,104,000)	(1,441,000)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS		199,000
NET INCREASE/(DECREASE) IN CASH	(1,111,000)	(5,375,000)
BEGINNING CASH BALANCE	1,883,000	5,757,000
ENDING CASH BALANCE	$772,000	$382,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid during the period	$131,000	$96,000

Supplemental disclosure of non-cash financing activities: Notes payable for insurance policies	74,000	475,000

See accompanying notes to condensed consolidated financial statements

REXHALL INDUSTRIES, INC.

Notes to the Condensed Consolidated Financial Statements

September 30, 2004

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

4.	Inventory

	September 30, 2004	December 31, 2003
Chassis	$4,535,000	$8,306,000
Raw Materials	2,354,000	2,787,000
Work-in-Progress	3,494,000	2,033,000
Finished Goods	4,980,000	4,871,000
Reserve	(2,208,000)	(149,000)
Total	$13,155,000	$17,848,000

5.	Property & Equipment

On August 3, 2004, the Company sold its Arizona property for $1,060,000 cash and a $375,000 second trust deed on the property, resulting in a gain of approximately $271,000. The trust deed bears interest at 6.5% and requires monthly principal and interest payments of approximately $2,800 commencing January 1, 2005 through January 1, 2012, at which time the unpaid balance is due and payable.

The remaining property held for sale is the property in Acton, California. Originally purchased for $401,000 in December 2000 by the Company and Mr. William J. Rex, the Company’s Chief Executive Officer, the property is approximately 1.7 acres with a partially constructed building on its premises. The Company and Mr. Rex each contributed 50% of the purchase price and agreed to share equally in the final construction of the building. The Company paid $151,000 on behalf of Mr. Rex in exchange for a $151,000 note receivable at approximately 5% interest, secured by the executive’s interest in the property. At September 30, 2004, the unpaid balance of the note and accrued interest is $181,000

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this Report, “we,” “us,” “our,” “Rexhall” or the “Company” refer to Rexhall Industries, Inc. and, where applicable, it’s consolidated subsidiary.

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

Legal Accrual

The Company’s estimated range of liability related to some of the pending litigation is accrued based on claims for which it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, management will assess the potential liability related to the pending litigation and revise the estimates. Such revisions in the estimates of the potential liability could materially impact the results of operation and financial position.

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

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

Revenues

Net revenues for the quarter ended September 30, 2004 were $3,110,000 as compared to $10,823,000 for the same quarter in 2003. This represents a 71.3% decrease from the prior year. Net units sold for the quarter ended September 30, 2003 were 130 compared to 26 for the quarter ended September 30, 2004, an 80.0% decrease. Wholesale shipments of the Company’s gas motorhomes were down 79.4%, while diesel shipments were down 82.6% when compared to last year’s third quarter.

The Company has continued to experience extremely low sales in the third quarter and attributes the major cause to the Company’s inability to sign up new dealers and provide flooring financial arrangements, as its larger competitors are able to, in order to attract new dealerships, along with current dealers not replacing inventory. Due to the difficulty in signing new dealers the Company is implementing a plan to have a Factory Direct For You program to get sales in areas where we have no dealers and help current dealers sell more units if they choose to sign on with the new program, which will allow retail consumers to purchase the Company’s current inventory by placing an order with the Company directly or through one of the Company’s dealers. The Company will seek to use and recruit dealerships as factory direct outlets and plans to direct consumers to the factory direct dealer in their area. However, this distribution method is new to the Company and unproven and there can be no assurance that the Company’s sales will increase or even continue at the low level achieved in the third quarter ended September 30, 2004. In fact, if the Company’s factory direct program is not successful or if dealerships feel threatened by it or do not take advantage of or otherwise accept it, the Company’s sales could decline further.

Gross Profit/(Loss)

The Company incurred a gross loss of $2,406,000 during the third quarter of 2004, as compared to a gross profit of $1,264,000 for the same three-month period in 2003. This represents a decline of $3,670,000 or 290.3%. The 2004 gross loss represented 77.4% of sales as compared to a gross profit of 11.7% for 2003. This decline in gross margins is principally attributable to the increase of $2,015,000 in the inventory reserve for 2004, in addition to increased labor and overhead absorption for each unit built. The inventory reserve is based on a decline in forecasted sales.

Selling, General and Administrative Expenses

SG&A expenses decreased by %185,000 or 16.8% in the third quarter of 2004 from $1,100,000 in the third quarter of 2003 primarily because of a decrease in warranty and legal costs.

Research and Development Costs

The Company has not engaged in significant R&D projects since the completion of the T-Rex in 2003.

Income Taxes

Income tax benefit was $0 for the quarter ended September 30, 2004 as compared to a benefit of $361,000 in the same quarter of 2003. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Revenues

Net revenues for the first nine months ended September 30, 2004 were $12,920,000 as compared to $33,411,000 for the first nine months of 2003. This represents a 61.3% decrease from the prior year. Net units sold for the nine months ended September 30, 2004 were 135 compared to 390 for the nine months ended September 30, 2003, a 65.4% decrease. Wholesale shipments of the Company’s gas motorhomes were down 64.2%, while diesel shipments were down 71.0%.

The Company has continued to experience extremely low sales in the third quarter and attributes the major cause to the Company’s inability to sign up new dealers and provide flooring financial arrangements, as its larger competitors are able to, in order to attract new dealerships, along with current dealers not replacing inventory. Due to the difficulty in signing new dealers the Company is implementing a plan to have a Factory Direct For You program to get sales in areas where we have no dealers and help current dealers sell more units if they choose to sign on with the new program, which will allow retail consumers to purchase the Company’s current inventory by placing an order with the Company directly or through one of the Company’s dealers. The Company will seek to use and recruit dealerships as factory direct outlets and plans to direct consumers to the factory direct dealer in their area. However, this distribution method is new to the Company and unproven and there can be no assurance that the Company’s sales will increase or even continue at the low level achieved in the third quarter ended September 30, 2004. In fact, if the Company’s factory direct program is not successful or if dealerships feel threatened by it or do not take advantage of or otherwise accept it, the Company’s sales could decline further.

Gross Profit/(Loss)

The Company incurred a gross loss of $1,480,000 in 2004, as compared to a gross profit of $4,125,000 for the same nine-month period in 2003. This represents a decline of $5,605,000 or 135.9%. The 2004 gross loss represented 11.5% of sales as compared to a gross profit of 12.3% for 2003. This decline in gross margins is principally attributable to the increase of $2,015,000 in the inventory reserve for 2004, in addition to increased labor and overhead absorption for each unit built. The inventory reserve is based on a decline in forecasted sales.

Selling, General and, Administrative Expenses

SG&A expenses decreased by $1,380,000 or 30.6% in 2004 from $4,517,000 in 2003 primarily because of a decrease of $963,000 in warranty costs and $269,000 in administrative salaries.

Research and Development Costs

The Company has not engaged in significant R&D projects since the completion of the T-Rex in 2003.

Income Taxes

Income tax benefit was $2000 for the nine months ended September 30, 2004 as compared to a benefit of $579,000 in the first nine months of 2003. Income taxes are provided based upon the estimated effective tax rate for the entire fiscal year applied to the pre-tax income for the period. The effective tax rate is subject to ongoing evaluation by management.

Financial Condition, Capital Resources and Liquidity

The Company has relied primarily on internally generated funds, trade credit and debt to finance its operations and expansions. As of September 30, 2004, the Company’s working capital declined to $7,952,000, from $11,341,000 at December 31, 2003. Excluding the value of its inventories, the Company’s other current assets of $1,881,000 at September 30, 2004, are insufficient to satisfy its current liabilities of $7,084,000. The Company has been seeking financing for future operations but due to its recurring losses and uncertain future prospects, it may be difficult to obtain financing on acceptable terms or at all and the Company may have to consider other alternatives such as further reducing its level of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Capital expenditures during the first nine months of 2004 were $45,000. The Company has no commitments for, and does not expect to, make material capital expenditures for the remainder of 2004.

Since September 30, 2003, Rexhall had self insured for Workers’ Compensation Insurance through the California Self Insurer’s Security Fund and its Alternative Security Program (ASP). Under the ASP, the fund annually arranges for a composite security deposit for participating self-insurers rather than rely on such members to arrange for their security deposits on an individual basis. The Company’s covered deposit under this plan was $711,000 at September 30, 2004, which is included in other liabilities on the Company’s balance sheet. On September 20, 2004 the Company was notified that the California Self Insurer’s Security fund and its Alternative Security Program (ASP) would no longer cover the Company under the ASP security deposits since the Company did not meet the minimum credit rating requirements to participate in the alternative security deposit program. The Company has been in the process of applying for a bond, should the Company not be able to post a bond it would have to either provide an adequate Letter of Credit or reapply for Workers’ Compensation Insurance.

The Company has a line of credit with a chassis vendor, Ford Motor Credit Company (“FMCC”), with a $3,500,000 limit. Borrowings under the line bear interest at an annual rate of prime plus 1% (5.75% at September 30, 2004). All borrowings are secured by the Ford merchandise. The outstanding balance at September 30, 2004 was $1,131,000. Additionally, the Company has a financing agreement with GE Capital for the purchase of chassis from Workhorse Custom Chassis. The limit on this line of credit is $1,600,000. Borrowings under this line of credit bear interest at the rate of prime plus 1% (5.75% at September 30, 2004). The chassis purchased from Workhorse secure borrowings under this line of credit. The outstanding balance under this line of credit was $274,000 at September 30, 2004.

On August 26, 2004 the Company received notice from the Nasdaq Stock Market that the Company had not maintained a minimum market value of publicly held shares of $5,000,000 as required for continued inclusion by Nasdaq Marketplace Rule 4450(a)(2). The Company has been given 90 days, or until November 24, 2004 to comply with the Rule. Because of its inability to comply with these requirements by the deadline imposed by Nasdaq as well as other factors, the Company has determined to file a Form 15 with the Securities and Exchange Commission to deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934. The Company expects the deregistration to become effective in 90 days. As a result of the filing of the Form 15, the Company’s obligation to file with the SEC certain reports and forms in the future, including Forms 10-K, 10-Q and 8-K will immediately cease. In addition, the Company’s common stock will no longer be listed on the Nasdaq Stock Market. Among the other factors considered in the decision to deregister were: the substantial increase in costs and expenses that the Company would have to incur in 2005 and thereafter associated with being a public company in light of the Sarbanes-Oxley Act of 2002, particularly complying with Section 404 of that act; the ongoing costs and expenses, both direct and indirect, associated with the preparation and filing of the Company’s periodic reports with the SEC; the perceived need to use available resources in the Company’s business rather than to comply with regulatory requirements associated with being a public company; the recent drop in the market price of Rexhall’s common stock to below the minimum $1.00 per share bid price also required by Nasdaq to maintain a listing on the Nasdaq Stock Market; the fact that the Company’s stock is very thinly traded; the nature and extent of the trading in the Company’s common stock; and the lack of analyst coverage and minimal liquidity for the Company’s common stock. In addition to the significant time and cost savings resulting from deregistration, this action is intended to allow the Company’s management to focus its attention and resources on Rexhall’s core business of building Class A motorhomes.

Repurchase Agreements - Motorhomes purchased by dealers, under financing agreements with third party lenders are subject to repurchase by the Company under the terms of the financing, at dealer cost and might include unpaid interest and other costs in the event of default by the dealer. During the nine months ended September 30, 2004 and 2003, the Company repurchased approximately $2,140,000 and $1,630,000 respectively, (wholesale value) of motorhomes under these agreements. At September 30, 2004 and 2003, approximately $7,615,000 and $20,900,000, respectively, of dealer inventory was covered by repurchase agreements. Dealers do not have the contractual right to return motorhomes under any Rexhall Dealer Agreement. The repurchase agreements require the dealers to default or file for bankruptcy. There are also a number of state statutes that under certain conditions require the repurchasing of motorhomes whenever a dealership is terminated.

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

Potential Fluctuations in Operating Results. The Company’s net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on the Company’s products, the ability to utilize or expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, warranty expense, the addition or loss of dealers, the timing of trade shows and rallies, the success (or lack of success) of the Company’s direct marketing program and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, the Company’s overall gross margin will be impacted by shifts in the Company’s product. Due to the relatively high selling prices of many of the Company’s motorhome models, a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

Continuation of Losses. The Company has incurred net losses of $2.4, $935,000 and $2 million for 2003, 2002 and 2001, respectively, and net losses of $4.3 million for the nine months ended September 30, 2004. Continued losses could further reduce the Company’s liquidity. This could have a negative effect on the Company’s ability to maintain production schedules and develop and manufacture new products that will achieve market acceptance. This could in turn, have a further negative impact on the Company’s sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies meet its obligations when due. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Repurchase Arrangements. As is typical in the recreational vehicle industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases of the Company’s Class A motorhomes. These agreements require the Company to repurchase the dealer’s inventory in the event that the dealer does not repay its lender. Obligations under these agreements vary from period to period, but totaled approximately $16.6 million as of December 31, 2003 and approximately $7.6 million at September 30, 2004. During the nine months ended September 30, 2004, the Company repurchased approximately $2,140,000 in the wholesale value of motorhomes. If the Company became obligated to repurchase a significant number of units under any repurchase agreement, its business, operating results, and financial condition could be adversely affected.

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

Risks Relating to Patents. The Company has been awarded two patents from the United States Patent and Trademark Office covering the ornamental design for its T-Rex Double & Wide motorhomes. The Company’s patents on the design of the new motorhomes may not provide it with protection against duplication. Policing unauthorized use of the Company’s designs could result in the expenditure of significant financial and managerial resources and the success of these efforts cannot be predicted with certainty. Litigation may be necessary in the future to enforce the Company’s patent and other intellectual property rights. This litigation could be costly and its outcome cannot be predicted with certainty. The Company’s inability to adequately protect against unauthorized use of its patent and other intellectual property rights would significantly impair their value and could adversely damage its competitive position.

Dependence on, and Control of, William Rex. The Company’s success depends to a substantial degree on the continued participation in its business by William J. Rex, a founder, the Chief Executive Officer and principal shareholder of the Company. While the Company has an employment agreement with Mr. Rex, the loss of his services through death, disability or other cause could have a material adverse effect on the business of the Company. A family trust of which Mr. Rex and his wife serve as trustees owns 53.3% of the Company’s outstanding shares. Accordingly, Mr. Rex controls a sufficient percentage of the outstanding stock of the Company to control its affairs and policies.

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

PART II - OTHER INFORMATION

Item 2  Changes in Securities and use of Proceeds

(e) ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 Through July 31, 2004	--	--	--	163,500
August 1 Through August 31, 2004	--	--	--	163,500
September 1 Through September 30, 2004	20,000	1.38	20,000	143,500

Note: During April 2000 the Company announced a plan to repurchase up to 250,000 shares of its Common Stock. In June 2002 this was increase to 500,000 shares to reflect a 2:1 stock split effected at that time.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of the Chief Financial Officer required by Rul3 13a-14(a) of the Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

One report on Form 8-K was filed during the period covered by this Report.

•	An 8-K dated August 26, 2004 was filed on August 30, 2003 reporting matters under Item 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rexhall Industries, Incorporated
(Registrant)

By /s/ William J. Rex
William J. Rex
President and CEO
Chairman of the Board
Date: November 22, 2004

By /s/ Dianna Miller
Dianna Miller
Chief Financial Officer
Date: November 22, 2004

